Form 10QSB
period 1996-03-31
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1996-06-25
CIK 854164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended March 31, 1996

                                       OR

              [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 33-30365-C


                            EMERALD CAPITAL INVESTMENTS, INC.
           (Name of Small Business Issuer as specified in its charter)

               Delaware                                    36-3693936
        (State or other jurisdiction of                  (I.R.S. employer
         incorporation or organization                  identification No.)


                       330 East Main Street, Barrington, IL 60010
                         (Address of principal executive offices)

           Registrant's telephone no., including area code: (708) 990-0244


                                         N/A
          Former name, former address, and former fiscal year, if changed since last report.


    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X    No    .

 Common Stock outstanding at May 13, 1996 - 5,808,698 shares of $.001 par value Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

[PAGE]

                                 FORM 10-QSB

                        FINANCIAL STATEMENTS AND SCHEDULES
                         EMERALD CAPITAL INVESTMENTS, INC.


                       For the Quarter ended March 31, 1996.


    The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                                                                    Page of
                                                                  Form 10-QSB

Item 1.  Financial Statements:

         Balance Sheet--March 31, 1996                                  3

         Statements of Operations--for the three months
         ended March 31, 1996 and March 31, 1995                        4

         Statements of Cash Flows--for the three months
         ended March 31, 1996 and March 31, 1995                        5
         Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      7


                         PART II - OTHER INFORMATION

                                                                      Page
Item 1.       Legal Proceedings                                         9
Item 2.       Changes in the Securities                                 9
Item 3.       Defaults Upon Senior Securities                           9
Item 4.       Results of Votes of Security Holders                      9
Item 5.       Other Information                                         9
Item 6(a).    Exhibits                                                  9
Item 6(b).    Reports on Form 8-K                                       9
                                     2
[PAGE]

                       EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                         Consolidated Balance Sheet

                               March 31, 1996
                                (Unaudited)




        Assets

Current assets - cash                                    $    22,959
                                                         ===========

        Liabilities and Stockholders' Equity

Stockholders' equity:
  Common stock - $.001 par value.
    100,000,000 shares authorized;
    5,808,698 shares issued and
    outstanding, respectively                                  5,809
  Additional paid-in capital                               2,600,656
  Retained deficit                                        (2,583,506)
                                                          ----------
         Total stockholders' equity                           22,959

              Total liabilities and stockholders'
              equity                                    $     22,959



See accompanying notes to financial statements.
                                        3
[PAGE]

                        EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                            Statement of Operations
                                (Unaudited)
                                                                  Cumulative
                                                                  Amounts Since
                                                                  December 29,
                                                                     1995
                                                                 (Commencement
                                      Three Months Ended             of the
                                          March 31,               Development
                                     1996           1995            Stage)
                                     ------        ------           -------
Revenue                              $   -             -             -

Selling, general and administrative     376            -              376
                                     -------       ------           --------
  Loss from continuing operations      (376)           -             (376)

Discontinued operations:
  Loss from discontinued operations      -       (447,319)              -

  Income on disposal of discontinued     -             -                -
   operations                        -------     --------           --------

  Loss from discontinued operations      -       (447,319)              -
                                     -------    ---------           --------
        Net loss                     $ (376)     (447,319)           (376)
                                     =======    =========           ========
        Net loss per share continuing
         operations                   $(.00)         (.00)           (.00)

        Net loss per share discontinued
          operations                  $(.00)         (.08)           (.00)
                                      ------       -------          ---------
                                      $(.00)         (.08)           (.00)
                                      =======     ========          =========

Weighted average number of shares
  outstanding                     5,808,698     5,345,000       5,808,698
                                  ==========    =========       ==============


See accompanying notes to financial statements.
                                     4
[PAGE]

                        EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                       Statement of Cash Flows (Unaudited)



                                                                   Cumulative
                                                                 Amounts Since
                                                                   December 29,
                                                                      1995
                                                                  (Commencement
                                           Three Months Ended         of the
                                               March 31,           Development
                                           1996        1995           Stage)

Cash flows from operating activities:
  Net Loss                               $ (376)     (447,319)          (376)
       Adjustment to reconcile net loss
        to net cash used in operating
        activities:
       Loss on discontinued operations      -         447,319             -

       (Decrease) in accounts payable    (6,665)         -            (6,665)
                                         -------     ---------        --------
              Net cash used in
              operating activities       (7,041)         -            (7,041)
                                        --------     ---------        --------
Cash flows from investing activities -
         Payments on receivable          30,000          -            30,000

Cash flows from financing activities -     -             -               -
                                        --------     ---------        --------
           Net increase in cash          22,959          -            22,959

Cash, beginning of year                    -             -               -

Cash, end of year                       $22,959          -            22,959
                                        ========     =========        ========



See accompanying notes to financial statements.
                                        5
[PAGE]

                          EMERALD CAPITAL INVESTMENT, INC.
                          (A Development Stage Company)

                           Notes to Financial Statements




(1) The unaudited financial statements include the accounts of Emerald Capital, Inc., and subsidiary and include all adjustments (consisting of normal recurring items) which are,in the opinion of management, necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

(2) Income (loss) per common share is based on the weighted average number of shares outstanding during the period.



                                      6
[PAGE]

                                    ITEM 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Prior to December 29, 1995, the Company had been involved in the business of recycling used tires and designing, manufacturing and marketing shredding equipment. The Company's tire recycling and shredding equipment operations were unsuccessful and the Company generated significant losses during 1994 and 1995. During 1995 the Company funded its operations with loans from a commercial bank from management and other individuals. By November 1995, the Board of Directors had concluded that the Company did not have the capital, or the ability to obtain capital necessary to continue its current operations. The Company's Board of Directors initiated efforts to sell the Company's WRTI and CTR operations. The Company was able to interest one of its directors and several other individuals in purchasing WRTI and CTR.

        Effective December 29, 1995, the Company sold all of its shares of WRTI and CTR for $30,000. As a result of such sale, the Company's total liabilities,on a consolidated basis, decreased from $1,758,308 to $6,665.

         The Company currently has no active business operations and is seeking investments in other business entities.

         The financial statements attached hereto exclude WRTI and CTR for both 1996 and 1995 inasmuch as they are discontinued operations.

         As a result of the matters described above, the Company's historical financial statements and this Management's Discussion and Analysis are not necessarily reflective of the Company's future operations or financial condition.

Financial Condition

        Total assets at March 31, 1996 were $22,959, all of which was cash. This reflects the sale of WRTI and CTR on December 29, 1995. On March 31, 1995, the Company's total assets on a consolidated basis which included the assets of WRTI and CTR, was $1,246,103. On March 31, 1996, the Company had no liabilities. All of its previously liabilities, which had been reflected on its consolidated financial statements, were paid by or assumed by the Buyers of WRTI and CTR. Accordingly, at March 31, 1996, the Company's only assets consisted of $22,959 in cash. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

        It is likely that the Company will be required to raise additional capital in order to attract and potential acquisition partner but there can be no assurance that the Company will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company's common stock which will result in the dilution of the percentage ownership of the current shareholders.
                                     7
[PAGE]

Results of Operations

         All of the Company's revenues for the quarter ended March 31, 1996 and 1995 were derived from the operations of WRTI and CTR. As stated above, the Company sold WRTI and CTR on December 29, 1995 and has treated them as discontinued operations. Therefore, the revenues of WRTI and CTR have been excluded from the Statement of Operations which is included in the financial statements attached hereto. Therefore, excluding the operations of WRTI and CTR, the Company had no revenues during 1995 and 1994. If the revenues of WRTI and CTR were included in the Statement of Operations, total consolidated revenues would have been $1,093,283 during 1995 and $305,387 during 1994.

         The Company's total loss for 1995 was $1,238,194 compared to $1,166,927 for 1994. This includes losses from the operations of WRTI and CTR.

         It is unlikely that the Company will be able to generate any revenues unless and until it acquires an operating company, of which there can be no assurance.

Plan of Operation

        Commencing in the fourth quarter of 1995, the Company's Plan of Operation was essentially the plan to sell its WRTI and CTR operation. Effective December 29, 1995 these operations were sold. The Company's current plan of operation is to acquire another operating company. It is likely that any acquisition will be a "reverse merger" acquisition whereby the Company acquires a larger company by issuing shares of the Company's common stock to the shareholders of the larger company. Although the Company would be the surviving or parent company from a corporate law standpoint, the shareholders of the larger company would be the controlling shareholders of the Company and the larger company would be treated as the survivor or parent company from an accounting point of view. It can be expected that any company which may desire to be acquired by the Company will do so as method of potentially becoming a public company more quickly and less expensively than if such company undertook its own public offering. The Company has not identified any potential acquisition target and there can be no assurance that it will be able to acquire any other company. Furthermore, even if the Company is able to acquire another company, there can be no assurance that the Company will ever operate at a profit.
                                      8
[PAGE]
                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the Company's management, the Company is not a party to any legal proceeding or litigation.

Item 2.    Changes in the Rights of the Company's Security Holders.  None.

Item 3.    Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 1996.

Item 5.    Other Information.

Item 6(a). Exhibits.  None.

Item 6(b). Reports on Form 8-K.  None filed.
                                     9
[PAGE]
                                 SIGNATURE


    In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 20, 1995            EMERALD CAPITAL INVESTMENTS, INC.



                                    ---------------------------------
                                    By /s/ Frank H. Ross, III
                                    Frank H. Ross, III
                                    President/Principal Executive Officer
                                    Principal Financial Officer


                                   10