Form 10-Q
period 1996-06-30
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1996-08-22
CIK 854164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1996

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


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No    .

Common Stock outstanding at August 20, 1996 - 5,808,698 shares of $.001 par value Common Stock.

                 DOCUMENTS INCORPORATED BY REFERENCE:  NONE

[PAGE]
                                FORM 10-QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                      EMERALD CAPITAL INVESTMENTS, INC.


                     For the Quarter ended June 30, 1996.


    The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                       PART I - FINANCIAL INFORMATION
                                                                Page of
                                                              Form 10-QSB

Item 1.  Financial Statements:

         Balance Sheet--June 30, 1996                              3

         Statements of Operations--for the three months and
         nine months ended June 30, 1996 and June 30, 1995         4

         Statements of Cash Flows--for the three months and
         nine months ended June 30, 1996 and June 30, 1995         5

         Notes to Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       7


                       PART II - OTHER INFORMATION

                                                                 Page

Item 1.       Legal Proceedings                                    9
Item 2.       Changes in the Securities                            9
Item 3.       Defaults Upon Senior Securities                      9
Item 4.       Results of Votes of Security Holders                 9
Item 5.       Other Information                                    9
Item 6(a).    Exhibits                                             9
Item 6(b).    Reports on Form 8-K                                  9

                                      2
[PAGE]
                      EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                              Balance Sheet

                              June 30, 1996
                               (Unaudited)

Assets

Current assets - cash                                 $    20,360
                                                           ======

Liabilities and Stockholders' Equity

Current liabilities - accounts payable                $     2,697
Stockholders' equity:                                       -----
    Common stock - $.001 par value.
         100,000,000 shares authorized;
         5,808,698 shares issued and
         outstanding, respectively                         5,809
    Additional paid-in capital                         2,600,656
    Retained deficit                                  (2,588,802)
                                                      -----------
              Total stockholders' equity                  17,663
                                                          ------
                   Total liabilities and stockholders'
                   equity                             $   20,360
                                                          ======



See accompanying notes to financial statements.

[PAGE]
                      EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                           Statement of Operations
                                (Unaudited)

                                                                                     Cumulative
                                                                                     Amounts Since
                                                                                     December 29,
                                                                                         1995
                                                                                    (Commencement
                                       Three Months Ended      Six Months Ended           of the
                                           June 30,                June 30,            Development
                                       1996         1995       1996        1995           Stage)
                                       -----------------       ----------------        -----------
Revenue                                $  -          -          -           -               -

Selling, general and administrative    5,296         -         5,672        -              5,672
                                       ------      ------      ------      ------          ------
 Loss from continuing operations      (5,296)        -        (5,672)       -             (5,672)

Discontinued operations:
 Loss from discontinued operations        -      (229,467)       -       (676,786)          -
 Income on disposal of discontinued
   operations                             -          -           -          -               -

  Loss from discontinued operations       -      (229,467)       -       (676,786)          -
                                        -----    ---------     ------    ---------
     Net loss                        $(5,296)    (229,467)     (5,672)   (676,786)       (5,672)
                                     ========    =========     =======   =========       =======
     Net loss per share continuing
      operations                       $(.00)        (.00)       (.00)       (.00)         (.00)
     Net loss per share discontinued
      operations                        (.00)        (.04)       (.00)       (.13)         (.00)

                                       $(.00)        (.04)       (.00)       (.13)         (.00)
                                     ========       =======      ======      ======        ======
Weighted average number of shares
  outstanding                      5,808,698    5,396,426   5,808,698   5,370,656     5,808,698
                                   =========    =========   =========   =========     ===========


See accompanying notes to financial statements.

[PAGE]

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                            Statement of Cash Flows
                                  (Unaudited)

                                                                Cumulative
                                                               Amounts Since
                                                               December 29,
                                                                    1995
                                                               (Commencement
                                          Six Months Ended         of the
                                              June 30,           Development
                                          1996        1995          Stage)
                                         -----------------       -----------
Cash flows from operating activities:
   Net loss                            $ (5,672)  (676,786)        (5,672)
   Adjustment to reconcile net loss
    to net cash used in operating
      activities:
    Loss on discontinued operations        -       676,786           -

    Decrease in accounts payable         (3,968)      -           (3,968)
                                         -------   -------        --------
                  Net cash used in
                  operating activities   (9,640)      -           (9,640)
                                         -------   -------        --------
Cash flows from investing activities -
         Payments on receivable          30,000       -           30,000

Cash flows from financing activities -     -          -              -
                                         -------   -------        -------
         Net increase in cash            20,360       -           20,360

Cash, beginning of period                  -          -              -
                                         -------   -------        -------
Cash, end of period                     $20,360       -           20,360
                                        ========   =======        ========



See accompanying notes to financial statements.

[PAGE]

                      EMERALD CAPITAL INVESTMENT, INC.
                        (A Development Stage Company)

                        Notes to Financial Statements


(1) The unaudited financial statements include the accounts of Emerald Capital, Inc., and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, cash flows for the six months ended June 30, 1996 and 1995 and cumulative amounts since inception of the development stage through June 30, 1996. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

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

        Effective December 29, 1995, the Company sold all of its shares of WRTI and CTR for $30,000. As a result of such sale, the Company's total liabilities, on a consolidated basis, decreased from $1,758,308 to $6,665.

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

Financial Condition

          Total assets at June 30, 1996 were $20,360, all of which was cash. This reflects the sale of WRTI and CTR on December 29, 1995. On June 30, 1995, the Company's total assets on a consolidated basis which included the assets of WRTI and CTR, was $1,246,103. On June 30, 1996, the Company and liabilities of $2,697. All of its previously liabilities, which had been reflected on its consolidated financial statements, were paid by or assumed by the Buyers of WRTI and CTR. Accordingly, at June 30, 1996, the Company's only assets consisted of $20,360 in cash. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

[PAGE]

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

Results of Operations

         As stated above, the Company sold WRTI and CTR on December 29, 1995 and has treated them as discontinued operations. Therefore, the revenues of WRTI and CTR have been excluded from the Statement of Operations which is included in the financial statements attached hereto. Therefore, excluding the operations of WRTI and CTR, the Company had no revenues during 1996 or 1995.

         The Company's total loss for the three months and six months ended June 30, 1996 was $5,296.

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

Item 2.         Changes in the Rights of the Company's Security Holders.  None.

Item 3.         Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended June 30, 1996.

Item 5.         Other Information.

Item 6(a).      Exhibits.  None.

Item 6(b).      Reports on Form 8-K.  None filed.

[PAGE]
                                 SIGNATURE


    In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 20, 1996            EMERALD CAPITAL INVESTMENTS, INC.

                                  By /s/ Frank H. Ross, III
                                  --------------------------------
                                  Frank H. Ross, III
                                  President/Principal Executive Officer
                                  Principal Financial Officer