Form 10QSB
period 1996-09-30
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1996-11-12
CIK 854164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                   FORM 10-QSB
                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-30365-C
                               ------------------


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

Common Stock outstanding at November 5, 1996 - 5,808,698 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                        EMERALD CAPITAL INVESTMENTS, INC.


                    For the Quarter ended September 30, 1996.


          The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1. Financial Statements:

          Balance Sheet--September 30, 1996                                  3

          Statements of Operations--for the three months and nine months
          ended September 30, 1996 and September 30, 1995                    4

          Statements of Cash Flows--for the three months and nine months
          ended September 30, 1996 and September 30, 1995                    5
          Notes to Financial Statements                                      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            7


                           PART II - OTHER INFORMATION

                                                                          Page
Item 1.    Legal Proceedings                                                 9
Item 2.    Changes in the Securities                                         9
Item 3.    Defaults Upon Senior Securities                                   9
Item 4.    Results of Votes of Security Holders                              9
Item 5.    Other Information                                                 9
Item 6(a). Exhibits                                                          9
Item 6(b). Reports on Form 8-K                                               9

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                               September 30, 1996
                                   (Unaudited)






         Assets

Current assets - cash                                               $    17,626


         Liabilities and Stockholders' Equity

Current liabilities - accounts payable                              $       270
Stockholders' equity:
         Common stock - $.001 par value.
                  100,000,000 shares authorized;
                  5,808,698 shares issued and
                  outstanding, respectively                         5,809
         Additional paid-in capital                                 2,600,656
         Retained deficit                                           (2,589,109)

                           Total stockholders' equity                   17,356

                                  Total liabilities and stockholders'
                                  equity                            $    17,626











See accompanying notes to financial statements.

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)






                                                                                                            Cumulative
                                                                                                           Amounts Since
                                                                                                           December 29,
                                                                                                               1995
                                                                                                           (Commencement
                                                 Three Months Ended              Nine Months Ended             of the
                                                    September 30,                   September 30,           Development
                                                 1996          1995              1996         1995             Stage)
Revenue                                          $  -             -                 -            -                -

Selling, general and administrative               308             -              5,604           -            5,604

        Loss from continuing operations                        (308)                -       (5,604)               -
        (5,604)

Discontinued operations:
        Loss from discontinued operations           -      (401,834)                -    (1,078,620)               -
        Income on disposal of discontinued
          operations                                -             -                 -            -                -

        Loss from discontinued operations           -      (401,834)                -    (1,078,620)               -

        Net loss                                $(308)     (401,834)            (5,604)  (1,078,620)         (5,604)

        Net loss per share continuing
          operations                            $(.00)         (.00)              (.00)       (.00)            (.00)
        Net loss per share discontinued
          operations                             (.00)         (.07)              (.00)       (.20)            (.00)

                                                $(.00)         (.07)              (.00)       (.20)            (.00)

Weighted average number of shares
  outstanding                                  5,808,698   5,480,787            5,808,698 5,374,033        5,808,698












See accompanying notes to financial statements.

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)





                                                                                                                Cumulative
                                                                                                               Amounts Since
                                                                                                                December 29,
                                                                                                                    1995
                                                                                                               (Commencement
                                                                         Nine Months Ended                       of the
                                                                              June 30,                           Development
                                                                  1996                        1995                   Stage)

Cash flows from operating activities:
        Net loss                                             $  (5,604)                 (1,078,620)                 (5,604)
        Adjustment to reconcile net loss
          to net cash used in operating
          activities:
        Loss on discontinued operations                            -                     1,078,620                       -

        Decrease in accounts payable                            (6,770)                        -                    (6,770)

                            Net cash used in
                            operating activities               (12,374)                        -                   (12,374)

Cash flows from investing activities -
        Payments on receivable                                                              30,000                       -
        30,000

Cash flows from financing activities -                             -                           -                         -

               Net increase in cash                             17,626                         -                    17,626

Cash, beginning of period                                          -                           -                         -

Cash, end of period                                           $ 17,626                         -                    17,626




See accompanying notes to financial statements.


                        EMERALD CAPITAL INVESTMENT, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements








(1) The unaudited financial statements include the accounts of Emerald Capital, Inc., and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, cash flows for the nine months ended September 30, 1996 and 1995 and cumulative amounts since inception of the development stage through September 30, 1996. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

(2) Income (loss) per common share is based on the weighted average number of shares outstanding during the period.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Prior to December 29, 1995, the Company had been involved in the business of recycling used tires and designing, manufacturing and marketing shredding equipment. The Company's tire recycling and shredding equipment operations were unsuccessful and the Company generated significant losses during 1994 and 1995. During 1995 the Company funded its operations with loans from a commercial banks from management and other individuals. By November 1995, the Board of Directors had concluded that the Company did not have the capital, or the ability to obtain capital necessary to continue its current operations. The Company's Board of Directors initiated efforts to sell the Company's WRTI and CTR operations. The Company was able to interest one of its directors and several other individuals in purchasing WRTI and CTR.

     Effective December 29, 1995, the Company sold all of its shares of WRTI and CTR for $30,000 and the payment and or assumption of liabilities. As a result of such sale, the Company's total liabilities, on a consolidated basis, decreased from $1,758,308 to $6,665.

     The Company currently has no active business operations and is seeking investments in other business entities.

     The financial statements attached hereto present WRTI and CTR for both 1996 and 1995 as discontinued operations.

     As a result of the matters described above, the Company's historical financial statements and this Management's Discussion and Analysis are not necessarily reflective of the Company's future operations or financial condition.

Financial Condition

     Total assets at September 30, 1996 were $17,626, all of which was cash. This reflects the sale of WRTI and CTR on December 29, 1995. On September 30, 1996, the Company had total liabilities of $270. All of its previously liabilities, which had been reflected on its consolidated financial statements, were paid by or assumed by the Buyers of WRTI and CTR. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

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

     The Company's total loss for the three months ended September 30, 1996 was $308. Its loss for the nine months ended September 30, 1996 was $5,604.

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

Item 2.    Changes in the Rights of the Company's Security Holders.  None.

Item 3.    Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 1996.

Item 5.    Other Information.

Item 6(a). Exhibits.  None.

Item 6(b). Reports on Form 8-K.  None filed.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 5, 1996                 EMERALD CAPITAL INVESTMENTS, INC.



                                        By /s/ Frank H. Ross, III
                                        Frank H. Ross, III
                                        President/Principal Executive Officer
                                        Principal Financial Officer