Form 10KSB
period 1996-12-31
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1997-04-21
CIK 854164

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    ------------


                                     FORM 10-KSB
                                    ------------


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31,1996

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 33-30365-C
                                     ------------


                          EMERALD CAPITAL INVESTMENTS, INC.
             (Name of Small Business Issuer as specified in its charter)

                    Delaware                               36-36939936
               ------------------                          -----------
              (State or other jurisdiction of           (I.R.S. employer
               incorporation or organization)            identification No.)
                  330 East Main, Suite 201                     60010
                    Barrington, Illinois                      --------
          (Address of principal executive offices)            (Zip Code)

           Issuer's telephone number, including area code:  (847) 516-2900
                                             ------------


     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

     Securities registered pursuant to Section 12(g) of the Exchange Act:  None


      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes No X
 .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer's  revenues for the fiscal year ending December 31,1996 were $0.


      As of March 30, 1997, there were 5,808,698 shares of the Company's common stock issued and outstanding of which 4,301,479 were held by non-affiliates. As of March 30,1997 there was no active market for the Company's common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

 .

                                       PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      From March 1994 to December 29, 1995 the Company, through its subsidiaries, Waste Reduction Technologies, Inc. ("WRTI") and Continental Tire Recycles, Inc. ("CTR"), was engaged in the business of designing, manufacturing and marketing waste reduction equipment (primarily shredding machines) and collecting and recycling used tires. The Company acquired WRTI in March 1994. WRTI was formed in 1993 and at the time of the acquisition, WRTI's activities had been limited to developing a business plan and designing various shredding equipment products. The products offered by WRTI included a variety of sizes of shredding machines and waste reduction systems designed to meet the needs of specific customers.

      In May, 1994 the Company formed CTR as a wholly-owned subsidiary. CTR is engaged in the business of collecting and recycling used tires. CTR is paid to accept used tires from a variety of sources and once collected, the used tires are sorted into various categories. Some used tires still have additional life and are resold as used tires. Others are shredded into tire derived fuel and are used as a fuel additive in coal fired furnaces.

      The WRTI and CTR operations never generated significant revenue, were capital intensive and resulted in significant losses to the Company. As of December 1995, the Company had exhausted all of its working capital, had exhausted its ability to borrow funds and was unable to continue with the operations of WRTI and CTR. On December 29, 1995, the Company sold WRTI and CTR to a group of purchasers which included a former member of the Company's management.

      During the year ended December 31, 1996, the Company conducted no operations and generated no revenue. The Company has no current operations and is seeking to enter into active business operations by acquiring one or more other operating companies.

      The information contained herein relating to the historical operations of WRTI and CTR is no longer a current description of the Company's business plan and is included solely for historical information.

History of the Company

      The Company was formed March 22, 1989 for the purpose of investing in any and all types of assets, properties and businesses. Pursuant to a registration statement which was declared effective on December 19, 1989, the Company registered 5,000,000 Units of its securities to be offered and sold in a public offering. The offering was closed on April 17, 1990 and a total of 1,315,600 Units were sold. The net offering proceeds were approximately $102,052. The offering was a "blind pool" or "blank check" offering. Each Unit sold in the public offering consisted of one share of common stock, one Class "A" common stock purchase warrant and one Class "B" common stock purchase warrant. The Warrants expired June 30, 1993 without being exercised. In 1992, the Company effected a 1-for-10 reverse split of its then issued and outstanding shares of common stock.

      Prior to its acquisition of WRTI, the Company attempted to acquire a number of businesses and attempted to commence business operations in different industries. However, the Company was unsuccessful in such previous business operations.

      In 1992, the Company acquired an Area Development Franchise to open and operate Ho Lee Chow restaurants in DuPage County and Kane County, Illinois. In September 1993, the Company sold its Ho Lee Chow related assets in consideration for the transfer to the Company of 2,612,500 shares of the Company's common stock owned by the individuals comprising the group of purchasers and the cancellation of options to purchase 300,000 shares of the Company's common stock owned by the purchasers. The purchasers also assumed certain liabilities relating to the Ho Lee Chow assets and operations.

Current Business Plan

      The Company believes that in order to commence active operations, it must acquire an operating company. The Company, proposes to seek, investigate and, if warranted, acquire an interest in another Company ("Potential Business Opportunity"). As of the date hereof, the Company has no Potential Business Opportunity under contemplation for acquisition but proposes to investigate Potential Business Opportunities from inventors or entrepreneurs with a concept which has not yet been placed in operation, or from existing companies which have recently commenced operations, and are in need of additional funds for expansion into new products or markets, or from established businesses which may be experiencing financial or operating difficulties and are in need of the limited additional capital the Company could provide. It is likely that the Company will be required to raise additional funds in order to attract a Potential Business Opportunity. There can be no assurance that the Company will be able to raise additional capital in sufficient amounts to enable it to acquire a suitable Potential Business Opportunity.

      In some instances, a Potential Business Opportunity may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its Common Stock. Some companies with Potential Business Opportunities may seek to become a public company through merging with, being acquired by or selling their assets to an existing public company. There are numerous reasons why an existing privately-held company would seek to become a public company through a merger or acquisition rather than doing its own public offering. Such reasons include, but are not limited to, avoiding the time delays involved in a public offering;
retaining a larger share of voting control of the publicly-held company; reducing the cost factors incurred in becoming a public company; and avoiding any dilution requirements set forth under various states' blue sky laws. Although there is no currently a public market for the Company's common stock, the Company is a reporting company and does have a base of public shareholders.

      The Company does not propose to restrict its search for Potential Business Opportunities to any particular industry or any particular geographic area and may, therefore, engage in essentially any business to the extent of its limited resources. It is anticipated that knowledge of Potential Business Opportunities will be made known to the Company by various sources, including its officers and directors, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company may compensate such parties for services rendered.

      There can be no assurance that the Company will ever acquire a Potential Business Opportunity. Even if the Company is able to acquire a Potential
Business Opportunity, there can be no assurance that any such acquisition will be profitable to the Company or its Stockholders. Stockholders should be aware that an investment in the Company could result in a total loss of an investors investment.

      The analysis of a Potential Business Opportunity will be undertaken by or under the supervision of the officers and directors of the Company. Inasmuch as the Company will have only limited funds available to it in its search for Potential Business Opportunities, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will, however, investigate, to the extent believed reasonable by its management, such Potential Business Opportunities.

      Prior to making a decision to acquire or participate in a Potential Business Opportunity, the Company will obtain written materials regarding the Potential Business Opportunity containing such items as a description of products, services, and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks, or service marks or rights thereto; present any proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant analysis of risks and competitive conditions; and other information deemed relevant.

      It is anticipated that the investigation of specific Potential Business Opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific Potential Business Opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific Potential Business Opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

      The Company will have unrestricted flexibility in seeking, analyzing, and participating in Potential Business Opportunities. In its efforts, the Company will consider the following kinds of factors:

      (a) Potential for growth, indicated by new technology, anticipated market expansion, or new products;

      (b) Competitive position as compared to other firms engaged in similar activities;

      (c)   Strength of management;

      (d) Capital requirements and anticipated availability of required funds to be provided by the Company from future operations through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

      (e)   Other relevant factors.

      Potential Business Opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Company's limited capital available for investigation and management's limited experience in business analysis the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

      The Company is unable to predict when it may acquire a Potential Business Opportunity. It expects, however, that the analysis of specific proposals and the selection of a Potential Business Opportunity may take several months or more.

      The manner in which the Company participates in a Potential Business Opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a Potential Business Opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger or acquisition of securities. Generally, issuance of the Company's securities in an acquisition would be undertaken in reliance upon one or more exemptions from the registration provisions of applicable federal securities laws, including the exemptions provided for non-public or limited offerings, distributions to persons resident in only one state, and analogous exemptions provided under state securities laws. Shares issued in a reorganization transaction based upon these exemptions would be considered "restricted" securities under the Securities Act of 1933 and Rule 144 promulgated thereunder, could not generally be resold for a period of two years, and would be subject to certain other restrictions. However, the Company may agree in any such transaction to register securities to be issued either at the time of the transaction or at certain specified times thereafter.

WRTI Operations-General

      The Company owned and operated Waste Reduction Technology, Inc. ("WRTI) an Illinois corporation from march 1994 to December 29, 1995. WRTI was founded to develop a business plan relating to the business of manufacturing and marketing waste reduction equipment and, subject to adequate financing, to commence operations in such business. While it was owned by the Company, WRTI's business plan was to market waste reduction equipment to be used to shred waste materials including, but not limited to tires, paper, wood, glass, metal and other waste products. While its was owned by the Company, WRTI offered four direct-drive shredder models and one compactor model. WRTI's products were purchased from stock parts or manufactured by third party machine shops according to the specifications of WRTI. WRTI assembled its products in its own facility.

      On December 29, 1995, the Company sold all of its shares of WRTI and no longer has any interest in WRTI.

Continental Tire Recyclers, Inc. ("CTR")

      CTR was a wholly-owned subsidiary of the Company which owned and operated a tire processing and recycling facility in Pekin, Illinois. The process mechanically shreds whole truck and passengers tires into chips which can be used in the following ways:

      Tire Derived Fuel: (TDF) Shredded tires result in a TDF by-product which have been sold principally to cement kilns to be used as a fuel source. It takes approximately 120 passenger tires to make a ton of TDF.

      Used Tire and Casing Products: Between ten and twenty percent of the current generation of scrap tires can be sorted out or "culled" and sold to both domestic and foreign markets. Used tires have been sold at the facility for between $1.50 and $3.00 for passenger tires and between $5.00 and $45.00 for trucks. Casings, used in the retreading industry have brought $.75 to $2.00 for passenger castings and $4.00 to $25.00 for truck castings.

      Crumb Rubber: Crumb Rubber may be used for a variety of products.

Sale of WRTI and CTR

      On December 29, 1995, the Company sold all of its shares of WRTI and CTR to a group of 20 buyers ("Buyers"). One of the Buyers was William G. Holmes, a former officer and director of the Company. The purchase price for all of the shares of WRTI and CTR sold by the Company to the Buyers was $30,000. The total liabilities of WRTI and CTR as of December 29, 1995 was approximately $1,758,308, including bank debt of $250,000 and approximately $394,950 owed to six individual lenders, including the Company's president and secretary.

      Some of the individual lenders also had personally guaranteed bank loans of WRTI and CTR. As payment in full of the $394,950, the individual lenders were paid a total of $75,000 by the Buyers and were issued a total of 26% equity interest in a new limited liability company known as Continental Tire Recyclers, LLC, a company formed by the Buyers to own and operate CTR. In connection with such transaction, the bank released all parties from their personal guarantee of the indebtedness of WRTI and CTR. Additionally, the individual lenders acquired, either directly from the Company or from other shareholders a total of 620,809 shares of the Company's common stock in connection with such transaction (See "Certain Transactions.")

Employees

      The Company currently has no employees.

ITEM 2.  PROPERTIES

      The Company currently operates out of the office of Douglas P. Morris, the Secretary and a director of the Company. The Company does not pay for the use of these facilities.

ITEM 3.     LEGAL PROCEEDINGS

      There are not presently any material pending legal proceedings to which the Company is a party or of which any of its property or wholly-owned subsidiary is subject and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No meetings of the Company's shareholders were held during the last quarter of the Company's fiscal year.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND WARRANTS
AND RELATED SECURITY HOLDER MATTERS

     A. Market for Common Stock. There is no active public market for the Company's securities. From time-to-time, the Company's common stock has been traded, on a very limited basis, in the over-the-counter market.

     B. Holders. The number of record holders of the Company's common stock as of March 30, 1997 approximately 170. One of the Company's shareholders is a brokerage firm which owns securities as a nominee for its customers.

     C. Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company is currently an inactive company seeking to commence operations by acquiring another company which is conducting operations. During the year ended December 31, 1996, the Company conducted no operations and generated no revenues. Prior to December 29, 1995, the Company had been involved in the business of recycling used tires and designing, manufacturing and marketing shredding equipment. The Company's tire recycling and shredding equipment operations were unsuccessful and the Company generated significant losses during 1994 and 1995. During 1995 the Company funded its operations with loans from a commercial bank, from management and from other individuals. By November 1995, the Board of Directors had concluded that the Company did not have the capital, or the ability to obtain capital necessary to continue its current operations. The Company's Board of Directors initiated efforts to sell the Company's WRTI and CTR operations. The Company was able to interest one of its directors and several other individuals in purchasing WRTI and CTR.

      Effective December 29, 1995, the Company sold all of its shares of WRTI and CTR for $30,000. As a result of such sale, the Company's total liabilities, on a consolidated basis, decreased from $1,758,308 to approximately $6,500.

      The Company currently has no active business operations and is seeking investments in other business entities made through the issuance of the Company's securities.

      The financial statements attached hereto exclude WRTI and CTR for 1995 inasmuch as they are discontinued operations.

      As a result of the matters described above, the Company's historical financial statements and this Management's Discussion and Analysis are not necessarily reflective of the Company's future operations or financial condition.

 Financial Condition

       Total assets at December 31,1996 were $12,738, all of which was cash. This reflects the sale of WRTI and CTR on December 31,1996. On December 31,1995, the Company's total assets on a consolidated basis which included the assets of WRTI and CTR, was $1,006,535. On December 31,1996, the Company had no liabilities. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to find the costs which may arise from seeking new business opportunities.

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

Results of Operations

      During 1996, the Company conducted no operations and generated no revenues. All of the Company's revenues for the years ended December 31, 1995 and 1994 were derived from the operations of WRTI and CTR. As stated above, the Company sold WRTI and CTR on December 29,1995 and has treated them as discontinued operations. Therefore, the revenues of WRTI and CTR have been excluded from the Statement of Operations which is included in the financial statements attached hereto. Therefore, excluding the operations of WRTI and CTR, the Company had no revenues during 1996, 1995 or 1994. If the revenues of WRTI and CTR were included in the Statement of Operations, total consolidated revenues would have been $1,093,283 during 1995 and $305,387 during 1994. (See Footnote 3 to the financial statements.)

      The Company's total loss for 1996 was $10,597 compared to a loss of $860,846 during 1995. The 1995 loss includes losses from the operations of WRTI and CTR.

      It is unlikely that the Company will be able to generate any revenues unless and until it acquires an operating company, of which there can be no assurance.

Plan of Operation

      Commencing in the fourth quarter of 1995, the Company's Plan of Operation was essentially the plan to sell its WRTI and CTR operation. Effective December 29, 1995 these operations were sold. The Company's current plan of operation is to acquire another operating company. (See "Item 1 - Description of Business - Current Business Plan.")

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

ITEM 7.      FINANCIAL STATEMENTS

                         Index to Financial Statements
Financial Statements
      Independent Accountants' Report
        Year Ended December 31,1996

      Balance Sheet
        December 31,1996

      Statement of Operations
        Years ended December 31,1996 and 1995

      Statement of Changes in Stockholders'  Equity From January 1, 1995 through
        December 31,1996

      Statement of Cash Flows -
        Years ended December 31,1996 and 1995

      Notes to Financial Statements

Financial Statement Schedules All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          EMERALD CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Stockholders of Emerald Capital Investments, Inc.


We have audited the accompanying balance sheet of Emerald Capital Investments, Inc., (a development stage company) as of December 31, 1996 and the related statements of operations, stockholders' equity, and cash flows for the two years then ended and the cumulative amounts since December 29, 1995 (commencement of development stage). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerald Capital Investments, Inc. (a development stage company) as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the cumulative amounts since December 29, 1995 (commencement of development stage), in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           TANNER + CO.

Salt Lake City, Utah
February 14, 1997





------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                            11

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)



                                  Balance Sheet

                                December 31, 1996
------------------------------------------------------------------------------



         Assets

Current assets -
   cash                                                     $     12,738
                                                            ------------

            Total assets                                    $     12,738
                                                            ------------

------------------------------------------------------------------------


         Liabilities and Stockholders' Equity

Current liabilities                                         $         -
                                                            ------------

Commitments                                                           -

Stockholders' equity:
   Common stock - $.001 par value. 100,000,000 shares
     authorized; 5,808,698 shares issued and outstanding,
     respectively                                                  5,809
   Additional paid-in capital                                  2,600,656
   Accumulated deficit                                        (2,593,727)
                                                            ------------

            Total stockholders' equity                            12,738
                                                            ------------

            Total liabilities and stockholders' equity      $     12,738
                                                            ------------



------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                      12

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                                                  Satement of Operations


------------------------------------------------------------------------------


                                                  Year Ended
                                                  December 31,
                                            ------------------------ Cumulative
                                               1996        1995        Amounts
                                            -----------------------------------
Revenue                                      $    -      $     -    $     -

Selling, general and administrative expenses    10,597     470,476      10,597
                                            -----------------------------------

         Loss from continuing operations       (10,597)   (470,476)    (10,597)

Discontinued operations:
   Loss from discontinued operations                -    (1,238,194)      -
   Income on disposal of discontinued
     operations                                     -     847,824         -
                                            -----------------------------------

         Loss from discontinued operations          -    (390,370)        -
                                            -----------------------------------

Loss before income taxes                      (10,597)   (860,846)    (10,597)
Income tax expense                                  -           -           -
                                            -----------------------------------

         Net loss                            $(10,597)  $(860,846) $  (10,597)
                                            -----------------------------------

         Net loss per share continuing
           operations                        $   (.00)  $   (.08)  $     (.00)
         Net loss per share discontinued
           operations                        $   (.00)  $   (.07)  $     (.00)
                                            -----------------------------------

                                             $   (.00)  $   (.15)        (.00)
                                            -----------------------------------

Weighted average number of shares
outstanding                                  5,809,000   5,689,000   5,809,000
                                            -----------------------------------



------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                      13

                          EMERALD CAPITAL INVESTMENTS, INC.
                           (A Development Stage Company)

                          Statement of Stockholders' Equity

                       Years Ended December 31, 1996 and 1995
------------------------------------------------------------------------------









                                                  Common Stock          Additional                    Total
                                               ------------------        Paid-In     Retained      Stockholders
                                                 Shares     Amount       Capital      Deficit        Equity
                                               -------------------------------------------------------------------
Balance, January 1, 1995                       5,344,887    $5,345     $2,137,309    $(1,722,284)   $420,370

Shares issued for services valued at $1.00
per share                                        302,911       303        302,608         -          302,911

Shares issued for cash at $1.00
per share                                        160,900       161        160,739          -         160,900

Net loss                                            -           -            -        (860,846)     (860,846)
                                              ---------------------------------------------------------------

Balance, December 31, 1995                     5,808,698    5,809       2,600,656   (2,583,130)       23,335

Net loss                                            -           -            -         (10,597)      (10,597)
                                              ---------------------------------------------------------------

Balance, December 31, 1996                     5,808,698   $5,809      $2,600,656  $(2,593,727)        12,738
                                              ---------------------------------------------------------------




------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                      14

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)

                                                 Statement of Cash Flows
------------------------------------------------------------------------------


                                                 Year Ended
                                                December 31,
                                         ----------------------    Cumulative
                                              1996        1995      Amounts
                                         ------------------------------------
Cash flows from operating activities:
   Net loss                              $   (10,597)  $ (860,846)  $ (10,597)
   Adjustment to reconcile net loss to
     net cash used in operating activities:
      Loss on discontinued operations           -      1,238,194        -
      Gain on disposal of discontinued
        operations                              -       (847,824)       -
      Stock issued for services                 -        302,911        -
      Decrease in accounts receivable         30,000        -         30,000
      (Decrease) increase in accounts
        payable                               (6,665)     6,665       (6,665)
                                          ------------------------------------

            Net cash provided by (used in)
            operating activities              12,738    (160,900)     12,738
                                          ------------------------------------

Cash flows from investing activities            -           -           -
                                          ------------------------------------

Cash lows from financing activities -
   proceeds from issuance of common stock       -        160,900        -
                                          ------------------------------------

            Net increase in cash              12,738        -        12,738

Cash, beginning of period                       -           -           -
                                          ------------------------------------

Cash, end of period                       $   12,738    $   -      $ 12,738
                                          ------------------------------------



------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                      15

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)



------------------------------------------------------------------------------



Disclosure of noncash transactions
During the year ended December 31, 1995, the Company sold its wholly owned subsidiaries in exchange for a receivable of $30,000. This receivable was subsequently collected during 1996.

Supplemental disclosures of cash flow information:


                                           Year Ended
                                            December         Cumulative
                                    ------------------------
                                        1996        1995      Amounts
                                    ------------------------------------

Cash paid during the year for:

      Interest                      $      -    $      -    $      -
                                    ------------------------------------

      Income taxes                  $      -    $      -    $      -
                                    ------------------------------------





------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                      16

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)

                                           Notes to Financial Statements

                                              December 31, 1996 and 1995
------------------------------------------------------------------------------


1. Summary of Significant Accounting Policies

Organization

Emerald Capital Investments, Inc. (the Company) was organized under the laws of the state of Delaware on March 22, 1989. On January 10, 1994, the Company entered into an agreement whereby the Company issued 1,862,427 shares of its common stock for all of the issued and outstanding shares of Waste Reduction Technologies, Inc., (WRTI) and its wholly owned subsidiary Continental Tire Recycles, Inc. (CTR).


Effective December 29, 1995 the Company sold its common stock of WRTI. The Company ultimately received $30,000 cash from the sale of the WRTI stock. The purchaser was a company in which a shareholder and former officer of Emerald Capital, Inc., is a part owner.


The 1995 financial statements reflect the operations and net assets of WRTI as discontinued operations and net assets of discontinued operations.


Effective with the sale of WRTI on December 29, 1995, the Company became a development stage company. There were no transactions in the period December 29, 1995 through December 31, 1995. The Company is considered a development stage Company as defined in SFAS No. 7. The Company has, at the present, time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


Loss Per Common Share
Loss per share of common stock is calculated based on the weighted average number of shares outstanding during each year. Stock options were not included in the calculation of loss per share as the effect would be antidilutive.


Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



1. Summary of Significant Accounting Policies Continued

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. Going Concern

The accompanying consolidated financial statements of Emerald Capital Investments, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the consolidated statement of operations, the Company reported a net loss of $10,597 for the year ended December 31, 1996.


The Company's continuation as a going concern is dependent upon its ability to develop sufficient cash flows for operations to meet its obligations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


3. Discontinued Operations

During 1994, the Company entered into an agreement to purchase WRTI and CTR (see note 1). During 1995, the Company determined that it appeared unlikely that the subsidiaries would succeed. In addition, the buyer of the subsidiaries agreed to purchase all of the assets and assume the obligations and commitments to the Company in connection with the franchise agreements in exchange for $30,000.



------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



3. Discontinued Operations Continued

Condensed financial information of discontinued operations for the years ended December 31, 1995 are as follows:


Revenues                               $  1,093,283
Expenses                                  2,331,477
                                       ------------

Net loss                               $ (1,238,194)
                                       ------------



4. Warrants

Pursuant to an underwriting agreement for a Company stock offering in a prior year, the Company has issued 13,156 warrants to the underwriter to purchase one share of common stock for each warrant at a price of $.125 per share. At December 31, 1996, no warrants had been exercised.


5. Common Stock

Stock Issuance

During the year ended December 31, 1995, the Company issued 160,900 shares of restricted common stock in a private placement to investors at approximately $1.00 per share. The Company also issued 302,911 of common stock for services.


6. Related Party Transactions

During 1995, the Company sold its 100% interest in WRTI to a company which has an officer and shareholder who is a former officer and shareholder of Emerald Capital Investments, Inc.

During 1995, as an incentive to related parties and officers to provide personal guarantees for security of the Company's line of credit, the Company agreed to issue to them an aggregate of 45,000 shares of the Company's common stock and provided options to purchase additional common stock. In addition, the Company also agreed to issue to an officer and two related parties an aggregate of 27,000 shares of the Company's common stock as an incentive for loaning the Company $150,000. individuals also received stock options (see note 8).



------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



7. Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is the increase in the tax valuation allowance, which offsets the income tax benefit for the operating loss.


Deferred tax assets are as follows:


                                           1996
                                       ------------

Operating loss carryforward            $    882,000
Valuation allowance                        (882,000)
                                       ------------

                                       $       -
                                       ------------



As of December 31, 1996, the Company had a net operating loss carryforward of approximately $2,593,000 available to offset future income for income tax reporting purposes. This amount begins to expire in 2004. The ability of the Company to utilize the net operating loss is dependent upon the tax laws in effect at the time such loss carryforwards can be utilized.


8. Stock Options

As part of the private placement the Company issued 2,502,566 options to purchase one share each of the Company's common stock for $1.00. The options expire two years from the date of issuance. No options have been exercised at December 31, 1996.


The Company has issued stock options to certain officers and related parties as an incentive for them to loan the Company an aggregate of $150,000 and provide a personal guarantee for the line of credit. Options under these agreements total 202,500 options. The option price is $.75 per share and expires in 1999.



------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



9. Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Corporation has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Corporation's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of FAS No. 123, the Corporation's results of operations would have been reduced to the pro forma amounts indicated below:


                                          December 31,
                                    ---------------------------
                                        1996        1995
                                    ---------------------------

Net loss - as reported                $           $   (860,846)
Net loss - pro forma                  $           $ (3,363,412)
Earnings per share - as reported      $      -    $       (.15)
Earnings per share - pro forma        $      -    $       (.59)
                                    ---------------------------



The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                             December 31,
                                       ------------------------
                                            1996        1995
                                       ------------------------

Expected dividend yield                 $           $      -
Expected stock price volatility               -         410%
Risk-free interest rate                       -         4.5%
Expected life of options                      -        2 years
                                       ------------------------



------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------




The weighted average fair value of options granted during 1995 was $1.00.

9. Stock Based

The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                              Options Outstanding    Options Exercisable
                             ---------------------------------------------
                           Weighted
                            Average
             Number        Remaining     Weighted     Number       Weighted
Range of   Outstanding    Contractual     Average   Exercisable     Average
Exercise       at            Life        Exercise       at         Exercise
 Prices     12/31/96       (Years)        Price      12/31/96        Price
------------------------------------------------------------------------------

$ .75        202,500        3.0        $   .75        202,500      $  .75
 1.00      2,502,566        0.5           1.00      2,502,566        1.00
------------------------------------------------------------------------------

$ .75 to   2,705,066       $.69        $   .98      2,705,066      $  .98
  to 1.00
------------------------------------------------------------------------------



------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------




ITEM 8.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     A. Identification of Directors. Background information concerning the Company's officers and directors is as follows:

Name                       Age                      Position

Frank H. Ross, III         51                 CEO/President/
                                         Treasurer /Director

Douglas P. Morris          41             Secretary/Director

Henry O'bartuch, II        48                       Director

     Frank H. Ross, III. Mr. Ross is a founder of WRTI. Since 1973, he has been the president of Ross-Payne & Associates, a business consulting firm specializing in the management of construction and heavy equipment companies. Mr. Ross has been an officer and director of the Company since March 5, 1994.

     Douglas P. Morris. Mr. Morris, is and has been since 1988, the owner of H & M Capital Investments, Inc. a privately-held business consulting firm. H & M Capital Investments, Inc. is engaged in consulting with privately-held and publicly-held companies relating to management, debt financing and equity financing. Mr. Morris is the president of Celtic Investment, Inc., a publicly held company engaged in the financial services business. Mr. Morris is also a director of Beacon Capital Investment, Inc. and Dauphin Technology, Inc. From 1984, to 1988, Mr. Morris was self-employed in managing his own investments. Mr. Morris received his Masters Degree in Public Administration at the University of Southern California in 1982, and his Bachelor of Arts Degree in Judicial Administration from Brigham Young University in 1978.

     Henry O'bartuch, II. Mr. O'bartuch was appointed a director of the Company in January 1996. Mr. O'bartuch owns and operates a funeral home business in Chicago, Illinois.

   B.             Significant Employees.  None


------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



   C.             Family Relationships.  None

   D.             Compliance with Section 16(a).  The Company is not subject to
Section 16 of the Exchange Act.

ITEM 10.    EXECUTIVE COMPENSATION

   The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three calendar years to the Company's Chief Executive Officer and other executive officers.


                                                         Long Term Compensation
                            Annual Compensation        Awards               Payouts
Name                                       Other
and                                        Annual   Restricted                        All Other
Principal                                  Compen-  Stock        Options/   LTIP       Compen-
Position                 Year Salary Bonus sation   Award(s)     SARs       Payouts    sation

Frank Ross, III          1996  -0-     -0-   -0-      -0-         -0-        -0-        -0-
CEO/President            1995 $34,616  -0-   -0-      -0-         -0-        -0-        -0-
                         1994 $66,925  -0-   -0-      -0-         -0-        -0-        -0-

Thomas J. Katsoulis(2)   1996  -0-     -0-   -0-      -0-         -0-        -0-        -0-
Former President         1995  -0-     -0-   -0-      -0-         -0-        -0-        -0-
                         1994 $106,925 -0-   -0-      -0-         -0-        -0-        -0-

William G. Holmes(3)     1996  -0-     -0-   -0-      -0-         -0-        -0-        -0-
Former Executive V.P.    1995  -0-     -0-   -0-      -0-         -0-        -0-        -0-
                         1994 $122,669 -0-   -0-      -0-         -0-        -0-        -0-

Douglas P. Morris (4)    1996  -0-     -0-   -0-      -0-         -0-        -0-        -0-
Secretary                1995  -0-     -0-  $8,000    -0-         -0-        -0-        -0-
                         1994  -0-     -0- $10,000    -0-         -0-        -0-        -0-


(1) Mr. Ross was appointed a director and Chief Financial Officer of the Company in March 1994. In January 1995, Mr. Ross was appointed CEO and President of the Company. Pursuant to his Employment Agreement. Mr. Ross earned a monthly salary of $10,000. However, due to the financial condition of the Company, Mr. Ross was only paid $34,616 in total salary during the year ended December 31,1995. The liability for the balance of the salary was eliminated in the transaction wherein WRTI and CTR were sold by the Company. In March 1994, the Company granted Mr. Ross an Option to purchase 833,333 shares of the Company's common stock at $.05 per share. Such option was subject to certain conditions and was not exercisable in 1994. In 1995, such option was canceled pursuant to the agreement of the Company and Mr. Ross. During 1994, Mr. Ross was issued options to purchase 67,500 shares of the Company's common stock at a $1.00 per share for loans and guarantees and not as compensation for services rendered. During 1995, Mr. Ross was assigned 416,081 shares of common stock from former officers and was granted options by the Company to purchase 478,176 shares of the Company's common stock at $.75 per share. Such shares and options were not issued for services rendered but related to financing matters.

(2) Mr. Katsoulis was appointed a director and President/CEO of the Company in March 1994. Subsequently Mr. Katsoulis resigned as President/CEO and a director of the Company. Mr. Katsoulis had previously entered into an Employment Agreement with the Company but such agreement was terminated pursuant to the agreement of the Company and Mr. Katsoulis. In March 1994, the Company granted Mr. Katsoulis an Option to purchase 833,334 shares of the

------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



     Company's common stock at $.05 per share. Such option was not exercisable in 1994. In 1995, such option was canceled pursuant to the agreement of the Company and Mr. Katsoulis.

(3) Mr. Holmes was appointed a director and executive vice president of the Company in March 1994. In March 1994, the Company granted Mr. Holmes an option to purchase 833,333 shares of the Company's common stock at $.05 per share. Such option was subject to certain conditions and was not exercisable in 1994. In 1995, such option was canceled pursuant to the Agreement of the Company and Mr. Holmes. Mr. Holmes is no longer an officer or director of the Company.

(4) Mr. Morris was president of the Company until March 5, 1994. He is currently a director and the secretary of the Company. Mr. Morris was paid $8,000 as cash compensation by the Company during 1995. In March 1994, the Company granted Mr. Morris an option to purchase 350,000 shares of the Company's common stock at $.05 per share. Such option was subject to certain conditions and was not exercisable in 1994. In 1995, such option was canceled pursuant to the agreement of the Company and Mr. Morris. During 1994. Mr. Morris was issued options to purchase 67,500 shares of the Company's common stock at $1.00 per share in consideration for loans and guarantees and not as compensation for services rendered. In 1995, Mr. Morris was assigned 159,593 shares of the Company's common stock from two former officers and was granted options by the Company to purchase 202,500 shares of common stock in connection with financing matters and not for services rendered.

Stock Options Granted in the Last Fiscal Year

      No stock options were granted to management during 1996. During 1995, the Company granted Douglas P. Morris an option to purchase 202,500 shares of the Company's common stock and Frank H. Ross, III an option to purchase 478,176 shares of the Company's common stock in consideration for loans made to the Company by these individuals and for their guarantee of certain bank financing. These options were not issued for services rendered.

Aggregate Option Exercises and Number/Value of Unexercised Options

      The following table provides information concerning the exercise of options during the last fiscal year by persons named in the Summary Compensation Table, the number of unexercised options held by such person at the end of the last fiscal year, and the value of such unexercised options as of such date:

                                                      Nature of                Value of Unexercised
               Shares Acquired   Values          Unexercised Options          In-the Money Options
Name           on Exercise (#)  Realized ($)        at 12/31/96                at 12/31/96(1)
---------------------------------------------------------------------------------------------------------
                                                 Exercisable  Unexercisable   Exercisable  Unexercisable

Douglas P. Morris   -0-           -0-            470,000(2)       -0-            -0-          -0-
Frank H. Ross, III  -0-           -0-            545,676(3)       -0-            -0-          -0-



      (1) An "In-the-Money" stock option is an option for which the market price of the Company's Common Stock underlying the option on December 31,1996 exceeded the option exercised price. At December 31,1996, there was no market for the Company's securities.

      (2) Mr. Morris was granted 200,000 of these options in 1992, all of which are exercisable at $.25 per share and which carry piggy back registration rights such 200,000 options expire December 31, 1996. In 1994, Mr. Morris was granted an option to purchase 30,000 share at $1.00 per share as additional consideration for a loan he made to the Company. Such option expires December 31, 1998. In 1994, Mr. Morris was also granted an option to purchase 37,500 shares of the Company's common stock at $1.00 per share as additional consideration for his personal guarantee of a bank loan. Such option expires

------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



      March 31, 1998. In 1995, Mr. Morris was granted options to purchase 202,500 shares of the Company's common stock at $.75 per share in consideration for loans and loan guarantees. Such options expire in 1999.

      (3) In 1994, Mr. Ross was granted an option to purchase 30,000 share at $1.00 per share as additional consideration for a loan he made to the Company. Such option expires December 31, 1998. In 1994, Mr. Ross was also granted an option to purchase 37,500 shares of the Company's common stock at $1.00 per share as additional consideration for his personal guarantee of a bank loan. Such option expires March 31, 1998. In 1995, Mr. Ross was granted options to purchase 478,176 shares of the Company's common stock at $.75 per share in consideration for loans and loan guarantees. Such options expire in 1999.

Compensation of Directors

      The Company's non-employee directors are not paid for Board of Directors Meeting attended.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      A. Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 30, 1997 by: (1) each officer and director of the Company; (ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

      Name and Address of         Amount and Nature of            Percent of
      Beneficial Owner        Beneficial Ownership(1)          Class Ownership

      Douglas P. Morris(2)               746,259                     11%
      330 East Main Street
      Second Floor
      Barrington, Illinois 60010-3218

      Frank H. Ross, III(3)            1,526,969                     22%
      536 Eton Drive
      Barrington, IL 60010

      Henry O'bartuch, II(4)             499,334                      7%
      150 South Dundee Road
      East Dundee, IL 60118

      All Officers and
      Directors as a
      Group (3 persons)                2,772,562                     39%

(1) There were 5,808,698 shares issued and outstanding as of March 30, 1997. For purposes of disclosure of shares outstanding and shares owned by persons listed above, all shares issuable within 60 days are deemed to be issued and outstanding pursuant to rules and regulations of the Securities and Exchange Commission. Currently, the above-referenced persons own options to purchase 1,265,343 shares which are currently exercisable. Therefore, for the sole purpose of the above set forth chart, there are deemed to be 7,074,041 shares issued and outstanding.


------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



(2) A total of 276,259 of these shares are shares owned of record by Mr. Morris or his affiliates. The remaining 470,000 shares listed as own relate to currently exercisable options to purchase 470,000 shares.

(3) A total of 981,293 of these shares are shares owned of record by Mr. Ross. The remaining 545,676 shares listed above relate to currently exercisable options to purchase 545,676 shares.

(4) A total of 249,667 of these shares are shares owned of record by Mr. O'bartuch. The remaining 249,667 shares listed above relate to currently exercisable options to purchase 249,667 shares.


      B.    Security Ownership of Management.  See Item 11(a) above.

     C. Changes in Control. No changes in control of the Company are contemplated. The Company is seeking acquisitions of other companies. If an acquisition is effected, of which there can be no assurance, the Company would likely issue such number of shares to the owners of the acquired company which would give them control of the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On November 7, 1994, the Company borrowed a total of $150,000 from two directors and one shareholder of the Company. The Company needed immediate capital to fund its operations and was unable to obtain bank financing without an addition infusion of capital. As additional consideration for such loan, the Company issued 9,000 shares of its common stock to each Frank H. Ross, III, Douglas P. Morris and James G. Blackburn and granted each of them an option to purchase 30,000 shares of the Company's common stock at $.75 per share. The options expire December 31, 1998. This loan was secured by the assets of Waste Reduction Technologies, Inc. The loan was extended three additional quarters during 1995. Each extension resulted in a grant of an additional 9,000 shares of common stock and an option to purchase 30,000 shares of common stock for each of these individuals. The additional options expire December 31, 1999. The loan was deemed repaid and the security interest was released in connection with the Company's 1995 recapitalization plan which included the sale of WRTI and CTR.

      On December 22, 1994, the Company obtained a line of credit from Bank One in the amount of $250,000. Bank One agreed to provide the line of credit only if the Board members would personally guarantee the loan. Three of the Board Members and Mr. James G. Blackburn, a shareholder of the Company, agreed to guarantee the line of credit in consideration of the Company granting certain options to them and issuing shares of the Company's common stock to them. On the basis of the Company's inducements, the personal guarantees were given and the line of credit was obtained. The Company needed to obtain additional funds in order to continue its operations. As consideration for Frank H. Ross, III, Douglas P. Morris and James G. Blackburn guaranteeing such line of credit, the Company issued each of them 11,250 shares of the Company's common stock and options to purchase 37,500 shares of the Company's common stock at a price of $.75 per share. The Options expire March 31, 1999. The personal guarantees were extended three additional quarters during 1995. Each extension resulted in a grant of an additional 11,250 shares of common stock and an option to purchase 37,500 shares of common stock for each of these individuals. The

------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



additional options expire December 31, 1999. These guarantees were released and the line of credit paid in connection with the Company's December 1995 recapitalization plan.

     7. In 1993, Douglas P. Morris, the current president of the Company, loaned $25,000 to the Company to enable it to repay certain liabilities and for professional fees. Such loan was due on demand and had an interest rate of 10% per annum. In 1994, Mr. Morris converted this loan into 100,000 shares of the Company's common stock. Mr. Morris subsequently sold such 100,000 shares of common stock to James G. Blackburn at $.10 per share in a private transaction.

     During 1993, Douglas P. Morris purchased 50,000 shares of the Company's common stock for an aggregate of $15,000. The sale of such shares was part of a private placement of 166,667 shares for $50,000. The offering proceeds was used to repay certain liabilities of the Company related to the Ho Lee Chow operations.

      On March 15, 1994, Mr. Ross became an employee of the Company. Prior to this date, Mr. Ross provided financial services to the Company through the consulting firm of Ross-Payne & Associates, Inc. Fees for services rendered from September, 1993 through march 14, 1994 amounted to $43,420. The Company continues to utilize the capabilities of Ross-Payne & Associates, Inc. in the areas of accounting, marketing, and administrative services. Fees for these services for the calendar year 1994 amounted to $39,505.

Sale of WRTI and CTR

      In December 1995, the Company completed a recapitalization plan. In connection with the plan, the Company sold its shares of WRTI and CTR to a group of Buyers, one of which was William Holmes, who, at the time of such sale, was an officer and director of the Company. (See "Item 1.") In connection with this transaction and the forgiveness of certain debt owed to secured creditors of WRTI and CTR, Mr. Holmes transferred all 620,809 of his shares of the Company's common stock to the following secured creditors of the Company:

            Frank H. Ross, III             259,281
            Douglas P. Morris               78,593
            Bruce Johnson                   78,593
            Bill Pragalz                    78,593
            James Blackburn                 78,593
            Kirk Ferguson                   47,156

      The plan also included the assignment of 350,000 shares of the Company's common stock owned by Thomas F. Katsoulis, a former officer and director, to the above referenced persons as additional consideration of their forgiveness of debt owed by the Company. Such shares were assigned to the following persons:



------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



            Frank H. Ross, III             156,800
            Douglas P. Morris               81,000
            Bruce Johnson                   81,000
            Bill Pragalz                    12,000
            James Blackburn                 12,000
            Kirk Ferguson                    7,200

      In 1995, the Company issued approximately 308,000 shares of stock for services which had been rendered in 1994 in connection with the initial acquisition of WRTI by the Company and with a private placement of the Company's securities. A total of 250,257 of such shares were issued to ACAP Financial for fees in the Company's 1994 private placement. A total of 58,584 of such shares were issued to James Blackburn for finders fees related to the acquisition of WRTI in 1994. These shares were authorized for issuance in 1994 but were not actually issued until 1995.

                                    PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits.

     3.1 Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-30365-C)

     3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No. 33-30365-C).

     10.1 Agreement and Plan of Reorganization - incorporated by reference to Form 8-K filed March 7, 1994. This Agreement pertains to the Registrant's acquisition of Waste Reduction Technology, Inc.

     10.2 Stock Acquisition Agreement. Attached.

     B. The  Company  filed no Form 8-K's  during  the  quarter  ended  December
31,1996.

------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EMERALD CAPITAL INVESTMENTS, INC.



Date: April 15, 1997                By: /s/ Frank H. Ross, III
                                        ----------------------
                                                Frank H. Ross, III
                                                Principal Executive
                                                Principal Financial Officer

      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Capacity                      Date


/s/ Frank H. Ross, III        President/ CEO
Frank H. Ross, III            Treasurer/Director            April 15, 1997


/s/ Douglas P. Morris         Secretary/Director            April 15, 1997
Douglas P. Morris


/s/ Henry O'bartuch, II             Director                April 15, 1997
Henry O'bartuch, II

------------------------------------------------------------------------------