Form 10QSB
period 1997-03-31
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1997-05-15
CIK 854164

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    ------------


                                     FORM 10-QSB
                                    ------------


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                        For the quarter ended March 31, 1997

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 33-30365-C
                                    ------------


                          EMERALD CAPITAL INVESTMENTS, INC.
             (Name of Small Business Issuer as specified in its charter)

                     Delaware                            36-3693936
                    ----------                          ------------
          (State or other jurisdiction of             (I.R.S. employer
           incorporation or organization)              identification No.)



               330 East Main Street, Suite 206, Barrington, IL 60010
                      (Address of principal executive offices)

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

Common Stock outstanding at May 14, 1997 - 5,808,698 shares of $.001 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                       EMERALD CAPITAL INVESTMENTS, INC.


                     For the Quarter ended March 31, 1997


      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1Financial Statements:

            Balance Sheet--March 31, 1997                                    3

            Statements of Operations--for the three months
            ended March 31, 1997 and March 31, 1996                          4

            Statements of Cash Flows--for the three months
            ended March 31, 1997 and March 31, 1996                          5
            Notes to Financial Statements                                    6

Item 2Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              7


                          PART II - OTHER INFORMATION

                                                                          Page
Item 1.     Legal Proceedings                                                9
Item 2.     Changes in the Securities                                        9
Item 3.     Defaults Upon Senior Securities                                  9
Item 4.     Results of Votes of Security Holders                             9
Item 5.     Other Information                                                9
Item 6(a).  Exhibits                                                         9
Item 6(b).  Reports on Form 8-K                                              9

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)
                      Consolidated Balance Sheet (Unaudited)

                                                          March 31, 1997
------------------------------------------------------------------------------





         Assets

Current assets - cash                                       $     10,222
                                                            ------------


------------------------------------------------------------------------

         Liabilities and Stockholders' Equity

Stockholders' equity:
   Common stock - $.001 par value. 100,000,000 shares
     authorized; 5,808,698 shares issued and outstanding,
     respectively                                                  5,809
   Additional paid-in capital                                  2,600,656
   Retained deficit                                           (2,596,243)
                                                            ------------

            Total stockholders' equity                            10,222
                                                            ------------

            Total liabilities and stockholders' equity      $     10,222
                                                            ------------







------------------------------------------
See accompanying notes to financial statements.

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                        Statement of Operations (Unaudited)


------------------------------------------------------------------------------




                                                             Cumulative
                                                              Amounts
                                                               Since
                                                            December 29,
                                                                1995
                                                             (Commence-
                                       Three Months Ended   ment of the
                                           March 31,        Development
                                    ------------------------
                                        1997        1996       Stage)
                                    ------------------------------------

Revenue                             $     -     $     -     $     -

Selling, general and administrative     2,515        376        13,113
                                    ------------------------------------

      Net loss                      $  (2,515)  $    376    $  (13,113)
                                    ------------------------------------

      Net loss per share            $    (.00)  $   (.00)   $     (.00)
                                    ------------------------------------

Weighted average # of shares         5,809,000   5,809,000     5,809,000
  outstanding
                                    ------------------------------------









------------------------------------------
See accompanying notes to financial statements.

                                       EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                                     Statement of Cash Flows (Unaudited)


------------------------------------------------------------------------------





                                                             Cumulative
                                                              Amounts
                                                               Since
                                                            December 29,
                                                                1995
                                                             (Commence-
                                       Three Months Ended   ment of the
                                           March 31,        Development
                                    ------------------------
                                        1997        1996       Stage)
                                    ------------------------------------
Cash flows from operating activities:
   Net loss                         $  (2,515)   $  (376)    $  (13,113)
   Decrease in accounts receivable        -        30,000        30,000
   Decrease in accounts payable           -        (6,665)       (6,665)
                                    ------------------------------------

     Net cash (used in) provided by
      operating activities             (2,515)     22,959        10,222

Cash flows from investing activities      -          -             -
                                    ------------------------------------

Cash flows from financing activities      -          -             -
                                    ------------------------------------

            Net (decrease) increase
            in cash                    (2,515)     22,959       10,222

Cash, beginning of year                12,737        -             -
                                    ------------------------------------

Cash, end of year                   $  10,222    $ 22,959    $  10,222
                                    ------------------------------------






------------------------------------------
See accompanying notes to financial statements.

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


------------------------------------------------------------------------------





(1) The unaudited financial statements include the accounts of Emerald Capital Investments, Inc., and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per share is based on the weighted average number of shares outstanding during the period.







------------------------------------------------------------------------------

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                                 ITEM 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

       The Company currently has no operations. Prior to December 29, 1995, the Company had been involved in the business of recycling used tires and designing, manufacturing and marketing shredding equipment. The Company's tire recycling and shredding equipment operations were unsuccessful and the Company generated significant losses during 1994 and 1995. During 1995 the Company funded its operations with loans from a commercial banks, from management and from other individuals. By November 1995, the Board of Directors had concluded that the Company did not have the capital, or the ability to obtain capital, necessary to continue its current operations. The Company's Board of Directors initiated efforts to sell the Company's WRTI and CTR operations. The Company was able to interest one of its directors and several other individuals in purchasing WRTI and CTR.

   Effective December 29, 1995, the Company sold all of its shares of WRTI and CTR for $30,000 and the payment and or assumption of liabilities. As a result of such sale, the Company's total liabilities, on a consolidated basis, decreased from $1,758,308 to $6,665.

   The Company currently has no active business operations and is seeking investments in other business entities.

 Financial Condition

    Total assets at March 31, 1997 were $10,222, all of which was cash. At March 31, 1997, the Company had no liabilities. The Company intends to use its cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

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

                                       EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

Results of Operations

   The Company has generated no revenues since the sale of the WRTI/CTR operations and assets. The Company will not generate any revenues, if ever, until and unless it merges with an operating company or raises additional capital for its own operations. There can be no assurance that either of such events will happen.

   The Company's total loss for the three months ended March 31, 1997 was $2,515 compared to $376 for the three months ended March 31, 1996. The increase in costs is attributed to SEC filings and to costs related to potential review of potential acquisition candidates.

Plan of Operation

   The Company currently has no operations. The Company believes that in order to commence active operations, it must acquire an operating company. The Company intends to look for, investigate and, if warranted, acquire an interest in another company ("Potential Business Opportunity"). As of the date hereof, the Company has entered into a non-binding Letter of Intent with a Florida based corporation which involves a potential acquisition transaction with one party however, there is no assurance that the Letter of Intent will result in a definitive agreement. If these discussions do not result in a definitive agreement, the Company will continue to look for other Potential Business
Opportunities. It is likely that the Company will be required to raise additional funds in order to attract a Potential Business Opportunity. There can be no assurance that the Company will be able to raise additional capital in sufficient amounts to enable it to acquire a suitable Potential Business Opportunity.

   In some instances, a Potential Business Opportunity may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its Common Stock. Some companies with Potential Business Opportunities may seek to become a public company through merging with, being acquired by or selling their assets to an existing public company. There are numerous reasons why an existing privately-held company would seek to become a public company through a merger or acquisition rather than doing its own public offering. Such reasons include, but are not limited to, avoiding the time delays involved in a public offering;
retaining a larger share of voting control of the publicly-held company; reducing the cost factors incurred in becoming a public company; and avoiding any dilution requirements set forth under various states' blue sky laws. Although there is not currently a public market for the Company's common stock, the Company is a reporting company and does have a base of public shareholders.

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

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

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

   The Company will have unrestricted flexibility in seeking, analyzing, and participating in Potential Business Opportunities. In its efforts, the Company will consider the following kinds of factors:

     (a)Potential for growth, indicated by new technology, anticipated market expansion, or new products;

     (b)Competitive position as compared to other firms engaged in similar activities;

   (c)Strength of management;

   (d)Capital requirements and anticipated availability of required funds to be provided by the Company from future operations through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

   (e)Other relevant factors.

   The Company is unable to predict when, or if, it may acquire a Potential Business Opportunity. It expects, however, that the analysis of specific proposals and the selection of a Potential Business Opportunity may take several months or more.

   The manner in which the Company participates in a Potential Business Opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a Potential Business Opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger or acquisition of securities. Generally, issuance of the Company's securities in an acquisition would be undertaken in reliance upon one or more exemptions from the registration provisions of applicable federal securities laws, including the exemptions provided for non-public or limited offerings, distributions to persons resident in only one state, and analogous exemptions provided under state securities laws. Shares issued in a reorganization transaction based upon these exemptions would be considered "restricted" securities under the Securities Act of 1933 and Rule 144 promulgated thereunder, could not generally be resold for a period of one year, and would be subject to certain other restrictions. However, the Company may agree in any such transaction to register securities to be issued either at the time of the transaction or at certain specified times thereafter.

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

     The Company's management have been rendering services without receiving cash compensation because of the Company's limited cash position. The Company will likely compensate its management with securities for services rendered to the Company. Such securities may include shares of common stock or options to purchase shares of common stock.

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the Company's management, the Company is not a party to any legal proceeding or litigation.

Item 2.     Changes in the Rights of the Company's Security Holders.  None.

Item 3.     Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 1997.

Item 5.     Other Information.

Item 6(a).  Exhibits.  None.

Item 6(b).  Reports on Form 8-K.  None filed.

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)
                                    SIGNATURE


       In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 14. 1997                 EMERALD CAPITAL INVESTMENTS, INC.




                                    By    /s/ Frank H. Ross, III
                                          Frank H. Ross, III
                                          President/Principal Executive Officer



                                    By    /s/ Douglas P. Morris
                                          Douglas P. Morris
                                          Principal Financial Officer