Form 10QSB
period 1997-06-30
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1997-09-12
CIK 854164

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             ------------


                              FORM 10-QSB
                              ------------


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended June 30, 1997

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



            330 East Main Street, Suite 206 Barrington, IL 60010
                 (Address of principal executive offices)

       Registrant's telephone no., including area code: (847) 382-1100


                                  N/A
           Former name,  former address,  and former fiscal year,
                        if changed since last report.


 Securities registered pursuant to Section 12(b) of the Exchange Act: None

 Securities registered pursuant to Section 12(g) of the Exchange Act: None



Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.Yes X No.

Common Stock outstanding at September 9, 1997 - 5,808,698 shares of $.001 par value Common Stock.

                 DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                       EMERALD CAPITAL INVESTMENTS, INC.


                     For the Quarter ended June 30, 1997.


      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1.  Financial Statements:

            Balance Sheet--June 30, 1997                                     3

            Statements of Operations--for the three months and six months
            ended June 30, 1997 and June 30, 1996                            4

            Statements of Cash Flows--for the three months and six months
            ended June 30, 1997 and June 30, 1996                            5
            Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                               10
Item 2.     Changes in the Securities                                       10
Item 3.     Defaults Upon Senior Securities                                 10
Item 4.     Results of Votes of Security Holders                            10
Item 5.     Other Information                                               10
Item 6(a).  Exhibits                                                        10
Item 6(b).  Reports on Form 8-K                                             10

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                                 Balance Sheet

                                 June 30, 1997
                                  (Unaudited)






      Assets

Current assets - cash                                       $    9,049
                                                            ==========


      Liabilities and Stockholders' Equity

Current liabilities                                         $        0
                                                            -----------

Stockholders' equity:
      Common stock - $.001 par value.
            100,000,000 shares authorized;
            5,808,698 shares issued and
            outstanding, respectively                            5,809
      Additional paid-in capital                             2,600,656
      Retained deficit                                      (2,597,416)
                                                             ----------

                  Total stockholders' equity                     9,049

                        Total liabilities and stockholders'
                        equity                              $    9,049
                                                            ============











See accompanying notes to financial statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                            Statement of Operations
                                  (Unaudited)



                                                                              Cumulative
                                                                              Amounts Since
                                                                              December 29,
                                                                                 1995
                                                                            (Commencement
                               Three Months Ended    Six months Ended           of the
                                    June 30,             June 30,            Development
                              ---------------------- -----------------------   Stage)
                                1997       1996       1997        1996
                                ----       ----       ----        ----        -------

Revenue                      $    -          -          -           -            -

Selling, general and            1,173     5,296      3,688        5,672       14,286
  administrative              ---------  --------    ------     ---------     -------

     Net loss                 $(1,173)    (5,296)    (3,688)     (5,672)      (14,286)
                              =======     ======     ======      ======        =======

     Net loss per share
                                 (.00)      (.07)      (.00)       (.20)       (.00)
                                 ----       ----       ----        ----         ----

Weighted average number of
  shares outstanding         5,808,698   5,808,698   5,808,698  5,808,698     5,808,698
                             =========   =========   =========  =========     =========












See accompanying notes to financial statements.

                           EMERALD CAPITAL INVESTMENTS, INC.
                             (A Development Stage Company)

                                Statement of Cash Flows
                                      (Unaudited)




                                                                                       Cumulative
                                                                                      Amounts Since
                                                                                      December 29,
                                                                                         1995
                                                                                      (Commencement
                                                        Six months Ended                of the
                                                           June 30,                    Development
                                                     1997               1996             Stage)
                                                     ----               ----             -------

Cash flows from operating activities:
     Net loss                                    $  (3,688)            (5,672)          (14,286)
     Decrease in accounts payable                      -               (3.968)           (6,665)
                                                  ------------      ------------        --------

                   Net cash used in
                   operating activities             (3,388)            (9,640)          (20,951)
                                                  ------------      ------------        ---------

Cash flows from investing activities -
     Payments on receivable                             -               30,000            30,000

Cash flows from financing activities -                  -                -                   -
                                                  -------------     ------------        ---------

          Net (decrease) increase in cash           (3,688)             20,360             9,049

Cash, beginning of period                           12,737                 -                 -
                                                  --------------    ------------        ----------

Cash, end of period                                $ 9,049            $ 20,360           $ 9,049
                                                  ==============    ============         =========




See accompanying notes to financial statements.

                           EMERALD CAPITAL INVESTMENT, INC.
                             (A Development Stage Company)

                             Notes to Financial Statements








(1) The unaudited financial statements include the accounts of Emerald Capital, Inc., and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and cumulative amounts since inception of the development stage through June 30, 1997. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

(2) Income (loss) per common share is based on the weighted average number of shares outstanding during the period.

                                    ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company currently has no operations. Prior to December 29, 1995, the Company had been involved in the business of recycling used tires and designing, manufacturing, and marketing shredding equipment. The Company's tire recycling and shredding equipment operations were unsuccessful and the Company generated significant losses during 1994 and 1995. During 1995, the Company funded its operations with loans from a commercial bank from management and other individuals. By November 1995, the Board of Directors had concluded that the Company did not have the capital, or the ability to obtain capital necessary to continue its current operations. The Company's Board of Directors initiated efforts to sell the Company's WRTI and CTR operations. The Company was able to interest one of its directors and several other individuals in purchasing WRTI and CTR.

     Effective December 29, 1995, the Company sold all of its shares of WRTI and CTR for $30,000 and the payment and or assumption of liabilities. As a result of such sale, the Company's total liabilities, on a consolidated basis, decreased from $1,758,308 to $6,665.

     The Company currently has no active business operations and is seeking reverse merger acquisitions of other business entities.

 Financial Condition

      Total assets at June 30, 1997 were $9,049, all of which was cash. At June 30, 1997, the Company had no liabilities. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

     It is likely that the Company will be required to raise additional capital in order to attract any potential acquisition partner but there can be no assurance that the Company will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company's common stock which will result in the dilution of the percentage ownership of the current shareholders.

Results of Operations

     The Company has generated no revenues since the sale of the WRTI/CTR operations and assets. The Company will not generate any revenues, if ever, until and unless it merges with an operating company or raises additional capital for its own operations. There can be no assurance that either of such events will happen.

     The Company's total loss for the three months ended June 30, 1997 was $1,173 compared to $5,296 for the three months ended June 30, 1996.

     The Company's total loss for the six months ended June 30, 1997 was $3,688 compared to $5,672for the three months ended June 30, 1996.

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

Item 2. Changes in the Rights of the Company's Security Holders. None.

Item 3. Defaults by the Company on its Senior Securities. None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended June 30, 1997.

Item 5. Other Information.

Item 6(a). Exhibits.  None.

Item 6(b). Reports on Form 8-K.  None filed.

                                   SIGNATURE


      In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: September ___, 1997          EMERALD CAPITAL INVESTMENTS, INC.



                                     By: /s/  Frank H. Ross, III
                                         Frank H. Ross, III
                                         President/Principal Executive Officer



                                     By:  /s/  Douglas P. Morris
                                          Douglas P. Morris
                                          Principal Financial Office