Form 10QSB
period 1997-09-30
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1997-11-13
CIK 854164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-30365-C
                                  ------------


                        EMERALD CAPITAL INVESTMENTS, INC.
           (Name of Small Business Issuer as specified in its charter)

                         Delaware                           36-3693936
                     ------------------                 -----------------
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

 Common Stock outstanding at November 11, 1997 - 5,808,698 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                       EMERALD CAPITAL INVESTMENTS, INC.


                   For the Quarter ended September 30, 1997.


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1Financial Statements:

            Balance Sheet--September 30, 1997                                3

            Statements of Operations--for the three months and nine months
            ended September 30, 1997 and September 30, 1996                  4

            Statements of Cash Flows--for the three months and nine months
            ended September 30, 1997 and September 30, 1996                  5
            Notes to Financial Statements                                    6

Item 2Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              7


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                               10
Item 2.     Changes in the Securities                                       10
Item 3.     Defaults Upon Senior Securities                                 10
Item 4.     Results of Votes of Security Holders                            10
Item 5.     Other Information                                               10
Item 6(a).  Exhibits                                                        10
Item 6(b).  Reports on Form 8-K                                             10

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                                 Balance Sheet

                              September 30, 1997
                                  (Unaudited)






      Assets

Current assets - cash                                       $    7,663
                                                            ==========


      Liabilities and Stockholders' Equity

Current liabilities                                         $        0
                                                            ----------

Stockholders' equity:
      Common stock - $.001 par value.
            100,000,000 shares authorized;
            5,808,698 shares issued and
            outstanding, respectively                            5,809
      Additional paid-in capital                             2,600,656
      Retained deficit                                      (2,597,416)
                                                            ----------

                  Total stockholders' equi                       7,663
                                                                 -----

                        Total liabilities and stockholders'
                        equity                               $   7,663
                                                             ==========











See accompanying notes to financial statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                            Statement of Operations
                                  (Unaudited)





                                                                                      Cumulative
                                                                                     Amounts Since
                                                                                      December 29,
                                                                                         1995
                                                                                     (Commencement
                                          Three Months Ended      Nine months Ended     of the
                                             September 30,          September 30,     Development
                                            1997       1996       1997        1996       Stage)
                                        ---------    --------   -------      ______   ____________

Revenue                                  $    -          -          -           -          -

Selling, general and administrative        1,386        308      5,074       5,604      15,672
                                        ---------    --------   -------    --------    -------

     Net loss                            $(1,386)      (308)    (5,074)     (5,604)    (15,672)
                                         =======       ====     =======     =======    ========

     Net loss per share
                                           (.00)       (.00)     (.00)       (.00)      (.00)
                                           ----        ----      -----        ----       ----

Weighted average number of shares
  outstanding                          5,808,698   5,808,698   5,808,698   5,808,698   5,808,698
                                       =========   =========   =========   =========   =========













See accompanying notes to financial statements.

                           EMERALD CAPITAL INVESTMENTS, INC.
                             (A Development Stage Company)

                                Statement of Cash Flows
                                      (Unaudited)




                                                                                     Cumulative
                                                                                   Amounts Since
                                                                                    December 29,
                                                                                        1995
                                                                                   (Commencement
                                                    Nine months Ended                  of the
                                                      September 30,                 Development
                                                 1997               1996                Stage)
                                                 ----               ----               ----------

Cash flows from operating activities:
     Net loss                                 $  (5,074)            (5,604)            (15,672)
     Decrease in accounts payable                   -               (6,770)             (6,665)
                                              ------------      ---------------        ----------

                   Net cash used in
                   operating activities          (5,074)           (12,374)            (22,337)
                                              -------------     ---------------        ----------

Cash flows from investing activities -
     Payments on receivable                                            -                30,000
     30,000

Cash flows from financing activities -             -                   -                  -
                                              --------------    ---------------        ----------

          Net (decrease) increase in cash        (5,074)           17,626                7,663

Cash, beginning of perio                         12,737              -                    -
                                              --------------    ---------------        ----------

Cash, end of period                             $ 7,663           $ 17,626              $7,663
                                              ==============    ===============        ===========



See accompanying notes to financial statements.

                           EMERALD CAPITAL INVESTMENT, INC.
                             (A Development Stage Company)

                             Notes to Financial Statements








(1) The unaudited financial statements include the accounts of Emerald Capital Investments, Inc., and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and cumulative amounts since inception of the development stage through September 30, 1997. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

 Financial Condition

      Total assets at September 30, 1997 were $7,663, all of which was cash. At September 30, 1997, the Company had no liabilities. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

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

     The Company's total loss for the three months ended September 30, 1997 was $1,386 compared to $308 for the three months ended September 30, 1996.

     The Company's total loss for the nine months ended September 30, 1997 was $5,074 compared to $5,604 for the three months ended September 30, 1996.

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

Item 2.        Changes in the Rights of the Company's Security Holders.  None.

Item 3.        Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 1997.

Item 5.        Other Information.

Item 6(a).     Exhibits.  None.

Item 6(b).     Reports on Form 8-K.  None filed.

                                   SIGNATURE


      In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 11, 1997             EMERALD CAPITAL INVESTMENTS, INC.



                                     By   /s/ Frank H. Ross, III
                                         Frank H. Ross, III
                                         President/Principal Executive Officer



                                     By   /s/ Douglas P. Morris
                                          Douglas P. Morris
                                          Principal Financial Office