Form 10KSB
period 1997-12-31
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1998-04-09
CIK 854164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-KSB
                                  ------------


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31,1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-30365-C
                                             ------------


                        EMERALD CAPITAL INVESTMENTS, INC.
           (Name of Small Business Issuer as specified in its charter)

                  Delaware                         36-36939936
          ------------------------------         ----------------
         (State or other jurisdiction of         (I.R.S. employer
          incorporation or organization)          identification No.)
          330 East Main, Suite 206                    60010
              Barrington, Illinois                  ---------
          ------------------------------            (Zip Code)
          (Address of principal executive
           offices)


         Issuer's telephone number, including area code: (847) 516-2900
                                  ------------


     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

     Securities registered pursuant to Section 12(g) of the Exchange Act:  None


      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X
No ___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer's  revenues for the fiscal year ending December 31,1997 were $0.

     As of March 31, 1998, there were 6,608,698 shares of the Company's common stock issued and outstanding of which 4,301,479 were held by non-affiliates. As of March 31,1998 there was no active market for the Company's common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

 .

                                       PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      Emerald Capital Investments, Inc. (the "Company") is currently an inactive publicly held company which intends to attempt to commence active business operations by acquiring an operating company. The Company has entered in to a non-binding Letter of Intent to acquire a privately-held corporation in a merger transaction. The Company has not entered into a definitive merger agreement and there can be no assurance that the Company will complete such proposed merger. The Company has conducted no operations since December 31, 1995.

      During the year ended December 31, 1997, the Company conducted no operations and generated no revenue. The Company has no current operations and is seeking to enter into active business operations by acquiring one or more other operating companies.

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

      In May, 1994 the Company formed CTR as a wholly-owned subsidiary. CTR was engaged in the business of collecting and recycling used tires.

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

Current Business Plan

      The Company believes that in order to commence active operations, it must acquire an operating company. The Company has entered into a Letter of Intent to acquire a specialty chemical company in a merger transaction (see "Item1 -
Letter of Intent"). If the merger described in the Letter of Intent is not completed, the Company will continue to look for other possible acquisitions, ("Potential Business Opportunity"). The merger transaction described in the Letter of Intent requires the Company to raise additional capital. Even if the proposed merger is not completed, it is likely that the Company will be required to raise additional funds in order to attract a Potential Business Opportunity. There can be no assurance that the Company will be able to raise additional capital in sufficient amounts to enable it to acquire a suitable Potential Business Opportunity.

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

Letter of Intent

      The Company has entered in to a non-binding Letter of Intent to acquire by merger, a small specialty chemical company. The Letter of Intent sets forth the basic terms of the proposed transaction which includes a condition that the Company raise additional capital. The Company's management has had several meetings with the management of the proposed acquiree and has discussed the possibility of a private securities offering with a brokerage firm. As of the date hereof, the Company has not entered into any binding agreement with either the proposed acquiree or the brokerage firm and there can be no assurance that the Company will complete the proposed merger.

      The current terms of the proposed merger, as set forth in the Letter of Intent, require the Company to effect a 1-for-10 reverse stock split, raise additional capital in the amount of $3,750,000, change its name and domicile and replace management.

      The Company's current shareholders will likely be diluted significantly in their percentage ownership of the Company if the proposed merger is completed. Even if the proposed merger is agreed upon by the parties in a definitive agreement, their can be no assurance that the merger will be completed. It is anticipated that the merger, if it completed, will take several months.

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

      B. Holders. The number of record holders of the Company's common stock as of March 30, 1998 approximately 170. One of the Company's shareholders is a brokerage firm which owns securities as a nominee for its customers.

      C. Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

      The Company is currently an inactive company seeking to commence operations by acquiring another company which is conducting operations. During the year ended December 31, 1997, the Company conducted no operations and generated no revenues. Prior to December 29, 1995, the Company had been involved in the business of recycling used tires and designing, manufacturing and marketing shredding equipment. The Company's tire recycling and shredding equipment operations were unsuccessful and the Company generated significant losses during 1994 and 1995. During 1995 the Company funded its operations with loans from a commercial bank, from management and from other individuals. By November 1995, the Board of Directors had concluded that the Company did not have the capital, or the ability to obtain capital necessary to continue its current operations. The Company's Board of Directors initiated efforts to sell the

Company's WRTI and CTR operations. The Company was able to interest one of its directors and several other individuals in purchasing WRTI and CTR.

      Effective December 29, 1995, the Company sold all of its shares of WRTI and CTR for $30,000. As a result of such sale, the Company's total liabilities, on a consolidated basis, decreased from $1,758,308 to approximately $6,500.

      The Company currently has no active business operations and is seeking investments in other business entities made through the issuance of the
Company's securities. The Company has entered into a non-binding Letter of Intent to acquire a specialty chemical company. However, the proposed transaction is subject to numerous conditions, including the raising of significant capital by the Company, and therefore, there can be no assurance that the Company will ever complete such merger.

      As a result of the matters described above, the Company's historical financial statements and this Management's Discussion and Analysis are not necessarily reflective of the Company's future operations or financial condition.

 Financial Condition

       Total assets at December 31,1997 were $7,273, all of which was cash. The Company's only assets since the sale of CTR and WRTI has been a limited amount of cash. On December 31,1997, the Company had liabilities of $8,000. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

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

      The proposed merger transaction is conditioned upon, among other things, the completion of a private offering of the Company's securities to raise gross offering proceeds of approximately $3,750,000. The Company has commenced discussions with a broker relating to the sale of securities but as of the date of this 10-KSB, no agreement has been entered into with such broker or with any other broker.

      The auditors' report on the Company's December 31, 1997 financial statements contains a going concern qualification, which provides that the Company's ability to continue as a going concern is dependent upon it raising additional capital. The Company will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

      During 1997 and 1996, the Company conducted no operations and generated no revenues. All of the Company's revenues for the years ended December 31, 1995 and 1994 were derived from the operations of WRTI and CTR. As stated above, the Company sold WRTI and CTR on December 29,1995 and has treated them as discontinued operations. Therefore, the revenues of WRTI and CTR have been excluded from the Statement of Operations which is included in the financial statements attached hereto. Therefore, excluding the operations of WRTI and CTR, the Company had no revenues during 1997, 1996, 1995 or 1994. If the revenues of WRTI and CTR were included in the Statement of Operations, total consolidated revenues would have been $1,093,283 during 1995 and $305,387 during 1994.

     The Company's total loss for 1997 was $13,465 compared to a loss of $10,597 during 1996.

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

      The Company has entered in to a non-binding Letter of Intent to acquire by merger, a small specialty chemical company. The Letter of Intent sets forth the basic terms of the proposed transaction which includes a condition that the Company raise additional capital. The Company's management has had several meetings with the management of the proposed acquiree and has discussed the possibility of a private securities offering with a brokerage firm. As of the date hereof, the Company has not entered into any binding agreement with either the proposed acquiree or the brokerage firm and there can be no assurance that the Company will complete the proposed merger. If the proposed merger is completed, the Company will likely change its, name, domicile, management and capital structure. The Company's current shareholders will likely be diluted significantly in their percentage ownership of the Company if the proposed merger is completed.

Even if the proposed merger is agreed upon by the parties in a definitive agreement, their can be no assurance that the merger will be completed. It is anticipated that the merger, if it completed, will take several months.

      Even if the Company is able to acquire another company such as the chemical company, there can be no assurance that the Company will ever operate at a profit.


ITEM 7.      FINANCIAL STATEMENTS

                         Index to Financial Statements
Financial Statements
      Independent Accountants' Report
        Year Ended December 31,1997

      Balance Sheet
        December 31,1997

      Statement of Operations
        Years ended December 31,1997 and 1996

      Statement of Changes in Stockholders'  Equity From January 1, 1996 through
        December 31,1997

      Statement of Cash Flows -
        Years ended December 31,1997 and 1996

      Notes to Financial Statements

Financial Statement Schedules All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of Emerald Capital Investments, Inc.

We have audited the accompanying balance sheet of Emerald Capital Investments, Inc., (a development stage company) as of December 31, 1997 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and 1996 and the cumulative amounts since December 29, 1995 (commencement of development stage). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerald Capital Investments, Inc. (a development stage company) as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and the cumulative amounts since December 29, 1995 (commencement of development stage), in conformity with generally accepted accounting principles.

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


                                        TANNER + COMPANY

Salt  Lake  City,  Utah
February  10,  1998,  except  for Note 7
which is dated February 25, 1998

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)

                                                           Balance Sheet

                                                       December 31, 1997
------------------------------------------------------------------------------






         Assets

Current assets -
   cash                                                     $      7,273
                                                            ------------

            Total assets                                    $      7,273
                                                            ============

------------------------------------------------------------------------


         Liabilities and Stockholders' Deficit

Current liabilities - accounts payable                      $      8,000
                                                            ------------

Commitments                                                            -

Stockholders' equity:
   Common stock - $.001 par value. 100,000,000 shares
     authorized; 5,808,698 shares issued and outstanding           5,809
   Additional paid-in capital                                  2,600,656
   Accumulated deficit                                        (2,607,192)
                                                             ------------

            Total stockholders' deficit                             (727)
                                                             ------------

            Total liabilities and stockholders' deficit     $      7,273
                                                            =============






------------------------------------------------------------------------------
See accompanying notes to financial statements.                          12

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)

                                                 Statement of Operations

                         Years Ended December 31, and Cumulative Amounts
------------------------------------------------------------------------------






                                                             Cumulative
                                        1997        1996      Amounts
                                    ------------------------------------

Revenue                             $     -     $      -    $      -           -

Selling, general and administrative
  expenses                             13,465      10,597      24,062
                                    ------------------------------------

    Loss from continuing operations   (13,465)    (10,597)    (24,062)
                                    ------------------------------------

Loss before income taxes              (13,465)    (10,597)    (24,062)
Income tax expense                         -           -           -
                                    ------------------------------------

         Net loss                   $ (13,465)   $(10,597)   $(24,062)
                                    ====================================

         Net loss per share         $     (.00)  $   (.00)   $   (.00)
                                    ====================================





------------------------------------------------------------------------------
See accompanying notes to financial statements.                          13

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)

                             Statement of Stockholders' Equity (Deficit)

                                  Years Ended December 31, 1997 and 1996
------------------------------------------------------------------------------













                           Common Stock       Additional
                        -------------------   Paid-In    Accumulated
                           Shares     Amount    Capital      Deficit    Total
                        -------------------------------------------------------
Balance,
  January 1, 1995       5,808,698    $5,809  $2,600,656  $(2,583,130)  $23,335

Net loss                     -          -        -         (10,597)    (10,597)
                        -------------------------------------------------------

Balance,
   December 31, 1996    5,808,698   5,809     2,600,656  (2,593,727)    12,738

Net loss                     -        -          -         (13,465)    (13,465)
                        -------------------------------------------------------

Balance,
   December 31, 1997    5,808,698  $5,809    $2,600,656  $(2,607,192)  $ (727)
                        =======================================================




------------------------------------------------------------------------------
See accompanying notes to financial statements.                         14

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)

                             Statement of Cash Flows

                         Years Ended December 31, and Cumulative Amounts
------------------------------------------------------------------------------








                                                                  Cumulative
                                              1997        1996      Amounts
                                         --------------------------------------
Cash flows from operating activities:
 Net loss                                $  (13,465)  $ (10,597) $   (24,062)
 Adjustment to reconcile net loss to
  net cash used in operating activities:
    Decrease in accounts receivable              -       30,000       30,000
    Increase (decrease) in accounts            8,000     (6,665)       1,335
payable
                                             ----------------------------------

            Net cash (used in) provided by
            operating activities              (5,465)    12,738        7,273
                                             ----------------------------------

Cash flows from investing activities             -           -          -
                                             ----------------------------------

Cash flows from financing activities             -           -          -
                                             ----------------------------------

            Net increase in cash              (5,465)     12,738      7,273

Cash, beginning of period                     12,738         -          -
                                             ----------------------------------

Cash, end of period                       $    7,273   $  12,738   $  7,273
                                          =====================================




------------------------------------------------------------------------------
See accompanying notes to financial statements.                          15

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)

                             Statement of Cash Flows
                                                               Continued

------------------------------------------------------------------------------





Supplemental disclosures of cash flow information:


                                          Years Ended
                                            December         Cumulative
                                    ------------------------
                                        1997        1996      Amounts
                                    ------------------------------------

Cash paid during the year for:

      Interest                      $      -    $      -    $      -
                                    ===================================

      Income taxes                  $      -    $      -    $      -
                                    ===================================





------------------------------------------------------------------------------

See accompanying notes to financial statements.                            16

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)

                                           Notes to Financial Statements

                           December 31, 1997 and 1996
------------------------------------------------------------------------------


1. Organization and Summary of Significant Accounting Policies.

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


Effective December 29, 1995 the Company sold its common stock of WRTI. The Company ultimately received $30,000 cash from the sale of the WRTI stock. The purchaser was a company in which a shareholder and former officer of Emerald Capital Investments, Inc., is a part owner.


Effective with the sale of WRTI on December 29, 1995, the Company became a development stage company. The Company is considered a development stage Company as defined in SFAS No. 7. The Company has, at the present, time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


Loss Per Common Share
Loss per share of common stock is calculated based on the weighted average number of shares outstanding during each year and the period December 31, 1995 through December 31, 1997. Stock options were not included in the calculation of loss per share as the effect would be antidilutive.


Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


------------------------------------------------------------------------------
                                                                      17

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



1. Organization and Summary of Significant Accounting Policies (Continued)

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


2. Going Concern
The accompanying financial statements of Emerald Capital Investments, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Company reported losses for the years ended December 31, 1997 and 1996, and has an accumulated deficit.


The Company's continuation as a going concern is dependent upon its ability to develop sufficient cash flows for operations to meet its obligations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


3. Income Taxes
The income taxes computed at statutory rates differ from the amount in the financial statement as follows:


                                          Years Ended
                                          December 31,
                                      ------------------- Cumulative
                                         1997     1996     Amounts
                                      -----------------------------

Benefit for income taxes
  at statutory rates                   $  1,000  $ 2,000  $ 3,000
Change in valuation allowance            (1,000)  (2,000)  (3,000)
                                      -----------------------------

                                       $     -   $    -   $    -
                                      =============================



------------------------------------------------------------------------------
                                                                      18

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



3. Income Taxes (Continued)
The Company has a deferred tax asset, which consists of the net operating loss carryforwards of approximately $884,000. A valuation allowance has been established for the total amount of the deferred tax asset, due to the uncertainty of realization.

As of December 31, 1997, the Company had a net operating loss carryforward of approximately $2,599,000 available to offset future income for income tax reporting purposes. This amount begins to expire in 2004. The ability of the Company to utilize the net operating loss is dependent upon the tax laws in effect at the time such loss carryforwards can be utilized. The Tax Report Act of 1986 significantly limits the annual amount that can be utilized of these carryforwards as a result of a change in ownership.


4. Stock Options Options
As of December 31, 1997 and 1996, the Company had 1,530,900 options outstanding to purchase shares of the Company's common stock. The options are exercisable at amounts between $.25 and $1.00 anytime prior to the expiration date. The options expire beginning at various dates through December 31, 2002.


5. Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended December 31, 1997, the Company adopted this standard.



------------------------------------------------------------------------------
                                                                      19

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------


5. Earnings Per Share (Continued)

Earnings per share information in accordance with SFAS 128 is as follows:

                       Year Ended December 31, 1997
                 ----------------------------------------
                     Loss          Shares      Per-Share
                  (Numerator)  (Denominator)    Amount
                 ------------- -------------- -----------
Net Loss         $    (13,465)
Less preferred
 stock dividents       -
                 -------------
Basic EPS
Loss available
 to common
 stockholders         (13,465)    5,809,000    $  (.00)
                                              ===========
Effect of
 Dilutive
 Securities
Stock options           -             -
                 ------------- --------------
Diluted EPS
Loss available to
 common
 stockholders
 plus
 assumed
 converstions    $     (13,465)   5,809,000    $   (.00)
                 ========================================

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------

5. Earnings Per Share (Continued)


                       Year Ended December 31, 1997
                 ----------------------------------------
                     Loss          Shares      Per-Share
                  (Numerator)  (Denominator)    Amount
                 ------------- -------------- -----------
Net Loss         $  (10,597)

Less preferred
 stock dividents       -
                 -------------
Basic EPS
Loss available
 to common
 stockholders        (10,597)    5,809,000    $   (.00)
                                              ===========
Effect of
 Dilutive
 Securities
Stock options           -             -
                 ------------- --------------
Diluted EPS
Loss available to
 common
 stockholders
 plus
 assumed
 converstions    $   (10,597)    5,809,000      $  (.00)
                 ========================================

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------

5. Earnings Per Share (Continued)


                       Year Ended December 31, 1997
                 ----------------------------------------
                     Loss          Shares      Per-Share
                  (Numerator)  (Denominator)    Amount
                 ------------- -------------- -----------
Net Loss         $ (16,062)
Less preferred
 stock dividents       -
                 -------------
Basic EPS

Loss available
 to common
 stockholders       (16,062)     5,809,000      $  (.00)
                                              ===========
Effect of
 Dilutive
 Securities
Stock options           -            -
                 ------------- --------------
Diluted EPS
Loss available to
 common
 stockholders
 plus
 assumed
 converstions    $  (16,062)      5,809,000     $  (.00)
                 ========================================

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



6. Stock Based Compensation
The Financial Accounting Standards Board has issued Statement of financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Corporation has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans.


No options have been granted since SFAS 123 was issued, therefore, the pricing model assumptions are not applicable.


The following table summarizes information about stock options outstanding at December 31, 1997:


                       Options Outstanding             Options Exercisable
-------------------------------------------------------------------------------
                            Weighted
                            Average
               Number       Remaining     Weighted    Number         Weighted
Range of       Outstanding  Contractual   Average     Exercisable    Average
Exercise       at           Life          Exercise    at             Exercise
Prices         12/31/97     (Years)       Price       12/31/97       Price
-------------------------------------------------------------------------------

$.25           1,100,000        5.0       $  .25      1,100,000     $   .25
 .75 to 1.00     430,900        1.7          .84        430,900         .84
_______________________________________________________________________________

$.25 to 1.00   1,530,900        4.0       $  .42       1,530,900    $   .42
===============================================================================


7. Subsequent Event.
On February 25, 1998, the Company entered into a letter of intent agreement for a potential acquisition transaction between the Company and an unrelated company. The agreement would require a 1 for 10 reverse split of issued shares and options, a private placement of approximately 1,500,000 shares, post split, at $2.50 per share and an exchange with the target company, which would cause a change in control of the Company.




------------------------------------------------------------------------------
                                                                      23

ITEM 8.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

   None.

                                PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     A. Identification of Directors. Background information concerning the Company's officers and directors is as follows:

Name                       Age             Position
Frank H. Ross, III         52              CEO/President/
                                           Treasurer /Director

Douglas P. Morris          42              Vice President/Secretary/Director

Henry Obartuch, II         49              Director

     Frank H. Ross, III. Mr. Ross is a founder of WRTI. Since 1973, he has been the president of Ross-Payne & Associates, a business consulting firm specializing in the management of construction and heavy equipment companies. Mr. Ross has been an officer and director of the Company since March 5, 1994.

     Douglas P. Morris. Mr. Morris, is and has been since 1988, the owner of H & M Capital Investments, Inc. a privately-held business consulting firm. H & M Capital Investments, Inc. is engaged in consulting with privately-held and publicly-held companies relating to management, debt financing and equity financing. Mr. Morris is the president of Celtic Investment, Inc., a publicly held company engaged in the financial services business. Mr. Morris is also a director and officer of Millennium Electronics, Inc. and a director of Dauphin Technology, Inc. From 1984, to 1988, Mr. Morris was self-employed in managing his own investments. Mr. Morris received his Masters Degree in Public Administration at the University of Southern California in 1982, and his Bachelor of Arts Degree in Judicial Administration from Brigham Young University in 1978.

     Henry Obartuch, II. Mr. Obartuch was appointed a director of the Company in January 1996. Mr. O'bartuch owns and operates a funeral home business in Chicago, Illinois.

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


                                                        Long Term Compensation
                                                        ----------------------
                            Annual Compensation              Awards        Payouts
                        ------------------------------------------------------------------
Name                                           Other
and                                            Annual   Restricted                     All Other
Principal                                      Compen-  Stock       Options/  LTIP     Compen-
Position              Year  Salary     Bonus   sation   Award(s)    SARs      Payouts  sation
-----------------------------------------------------------------------------------------------

Frank Ross, III(1)    1997    -0-      -0-      -0-      -0-         -0-       -0-      -0-
CEO/ President        1996    -0-      -0-      -0-      -0-         -0-       -0-      -0-
                      1995  $34,616    -0-      -0-      -0-         -0-       -0-      -0-



      (1) Mr. Ross was appointed a director and Chief Financial Officer of the Company in March 1994. In January 1995, Mr. Ross was appointed CEO and President of the Company. Pursuant to his Employment Agreement. Mr. Ross earned a monthly salary of $10,000. However, due to the financial condition of the Company, Mr. Ross was only paid $34,616 in total salary during the year ended December 31,1995. The liability for the balance of the salary was eliminated in the transaction wherein WRTI and CTR were sold by the Company. In March 1994, the Company granted Mr. Ross an Option to purchase 833,333 shares of the Company's common stock at $.05 per share. Such option was subject to certain conditions and was not exercisable in 1994. In 1995, such option was canceled pursuant to the agreement of the Company and Mr. Ross. During 1994, Mr. Ross was issued options to purchase 67,500 shares of the Company's common stock at a $1.00 per share for loans and guarantees and not as compensation for services rendered. During 1995, Mr. Ross was assigned 416,081 shares of common stock from former officers and was granted options by the Company to purchase 478,176 shares of the Company's common stock at $.75 per share. Such shares and options were not issued for services rendered but related to financing matters. Effective January 9, 1998, all of the options of Mr. Ross were canceled and he was issued incentive stock options to purchase 500,000 shares of the Company's common stock at $.25 per share. Such options expire 12/31/2002.

     Douglas P. Morris. Mr. Morris was president of the Company until March 5, 1994. He is currently a director and the vice president and secretary of the Company. Mr. Morris was paid $8,000 as cash compensation by the Company during 1995. In March 1994, the Company granted Mr. Morris an option to purchase 350,000 shares of the Company's common stock at $.05 per share. Such option was subject to certain conditions and was not exercisable in 1994. In 1995, such option was canceled pursuant to the agreement of the Company and Mr. Morris. During 1994. Mr. Morris was issued options to purchase 67,500 shares of the Company's common stock at $1.00 per share in consideration for loans and guarantees and not as compensation for services rendered. In 1995, Mr. Morris was assigned 159,593 shares of the Company's common stock from two former officers and was granted options by the Company to purchase 202,500 shares of common stock in connection with financing matters and not for services rendered. Effective January 9, 1998, all of the options of Mr. Morris were canceled and he was issued incentive stock options to purchase 350,000 shares of the Company's common stock at $.25 per share. Such options expire 12/31/2002.

      Mr. Morris is the owner of H & M Capital. On January 9, 1998, H & M Capital Investment was issued 400,000 shares of the Company's common stock for services rendered. Such shares were valued at $.01 per share or a total of $4,000.

     Henry Obartuch. Mr. Obartuch is a director if the Company. Prior to January 9, 1998, he had been issued options to purchase 249,667 shares of the Company's common stock. Effective January 9, 1998, all of the options of Mr. o' bartcuch were canceled and he was issued incentive stock options to purchase 350,000 shares of the Company's common stock at $.25 per share. Such options expire 12/31/2002.

Stock Options Granted in the Last Fiscal Year

      No stock options were granted to management during 1997 or 1996. During 1995, the Company granted Douglas P. Morris an option to purchase 202,500 shares of the Company's common stock and Frank H. Ross, III an option to purchase 478,176 shares of the Company's common stock in consideration for loans made to the Company by these individuals and for their guarantee of certain bank financing. These options were not issued for services rendered. Certain options were granted in 1998 (see Item 12 "Certain Relationships and Related Transactions".) Effective January 9, 1998 all of these options were canceled at new incentive stock options were issued to the Company's current management which are described above.

Aggregate Option Exercises and Number/Value of Unexercised Options

      All options of management outstanding as of December 31, 1997 were canceled and new options were issued as of January 9, 1998. The Company's management owns the following options:

      Name              Option Shares     Exercise Price    Expiration Date

      Frank Ross             500,000           $.25         12/31/2002
      Douglas P. Morris      350,000           $.25         12/31/2002
      Henry Obartcuch        250,000           $.25         12/31/2002

      All of such options carry certain registration rights.

      These options are currently exercisable but have not current value inasmuch as there is no trading in the Company's common stock and the Company has a negative net worth.

Compensation of Directors

      The Company's non-employee directors are not paid for Board of Directors Meeting attended.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      A. Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 30, 1998 by: (1) each officer and director of the Company; (ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

      Name and Address of         Amount and Nature of         Percent of
      Beneficial Owner            Beneficial Ownership(1)      Class Ownership

   Douglas P. Morris(2)                      1,026,259            13%
   330 East Main Street
   Second Floor
   Barrington, Illinois 60010-3218

   Frank H. Ross, III(3)                     1,481,293            19%
   536 Eton Drive
   Barrington, IL 60010

   Henry Obartuch (4)                          499,667             7%
   150 South Dundee Road
   East Dundee, IL 60118

   Northcliffe Consulting LLC                  400,000             5%
   960 Northcliffe Drive
   Salt Lake City, UT 84103

   All Officers and
   Directors as a
   Group (3 persons)                         3,007,219            39%

      (1) There were 6,608,698 shares issued and outstanding as of March 30, 1998. For purposes of disclosure of shares outstanding and shares owned by persons listed above, all shares issuable within 60 days are deemed to be issued and outstanding pursuant to rules and regulations of the Securities and Exchange Commission. Currently, the above-referenced persons own options to purchase 1,100,000 shares which are currently exercisable. Therefore, for the sole purpose of the above set forth chart, there are deemed to be 7,708,698 shares issued and outstanding.

      (2) A total of 676,259 of these shares are shares owned of record by Mr. Morris or his affiliates. The remaining 350,000 shares listed as own relate to currently exercisable options to purchase 350,000 shares.

      (3) A total of 981,293 of these shares are shares owned of record by Mr. Ross. The remaining 500,00 shares listed above relate to currently exercisable options to purchase 500,000 shares.

      (4) A total of 249,667 of these shares are shares owned of record by Mr. Obartuch. The remaining 250,000 shares listed above relate to currently exercisable options to purchase 250,000 shares.


      B. Security Ownership of Management. See Item 11(a) above.

      C.  Changes  in  Control.  Except  for  the  proposed  merger  transaction described in Item 1 above, no changes in control of the Company are contemplated. If an acquisition is effected, of which there can be no assurance, the Company would likely issue such number of shares to the owners of the acquired company which would give them control of the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On January 9, 1998, the Company issued 400,000 shares of its common stock to H & M. Capital valued at $4,000 for services rendered. H & M Capital is owned by Douglas P. Morris an officer and director of the Company.

     On January 9, 1998, the Company issued 400,000 shares of its common stock to Northcliffe Consulting, LLC valued at $4,000 for services rendered. Northcliffe Consulting, LLC is owned by A. O. Headman, Jr., an attorney for the Company.

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

      B. The Company filed no Form 8-K's during the quarter ended December 31,1997.

                               SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EMERALD CAPITAL INVESTMENTS, INC.



Date: April 1, 1998                 By:   /s/ Frank H. Ross, III
                                          Frank H. Ross, III
                                          Principal Executive
                                          Principal Financial Officer

      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Capacity                      Date


/s/ Frank H. Ross, III        President/ CEO
Frank H. Ross, III            Treasurer/Director            April 1, 1998


/s/ Douglas P. Morris         Secretary/Director            April 1, 1998
Douglas P. Morris


                              Director                      April 1, 1998
Henry Obartuch, II