Form 10QSB
period 1998-03-31
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1998-05-14
CIK 854164

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                   FORM 10-QSB
                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-30365-C
                               ------------------


                        EMERALD CAPITAL INVESTMENTS, INC.
           (Name of Small Business Issuer as specified in its charter)

                 Delaware                               36-3693936
            ------------------                         ------------
      (State or other jurisdiction of                (I.R.S. employer
       incorporation or organization                  identification No.)



              330 East Main Street, Suite 206 Barrington, IL 60010
            ---------------------------------------------------------
                    (Address of principal executive offices)


         Registrant's telephone no., including area code: (847) 382-1100


                                         N/A
                                        -----
        Former name, former address, and former fiscal year, if changed since last report.


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

Common Stock outstanding at May 11, 1998 - 6,608,698 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                        EMERALD CAPITAL INVESTMENTS, INC.


                      For the Quarter ended March 31, 1998


     The following financial statements and schedules of the registrant are submitted herewith:


                         PART I - FINANCIAL INFORMATION

                                                                       Page of
                                                                   Form 10-QSB

Item 1.  Financial Statements:

            Balance Sheet--March 31, 1998                                3

            Statements of Operations--for the three months
            ended March 31, 1998 and March 31, 1997                      4

            Statements of Cash Flows--for the three months
            ended March 31, 1998 and March 31, 1997                      5
            Notes to Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       7


                           PART II - OTHER INFORMATION

                                                                        Page

Item 1.           Legal Proceedings                                      10
Item 2.           Changes in the Securities                              10
Item 3.           Defaults Upon Senior Securities                        10
Item 4.           Results of Votes of Security Holders                   10
Item 5.           Other Information                                      10
Item 6(a).        Exhibits                                               10
Item 6(b).        Reports on Form 8-K                                    10

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                 March 31, 1998
                                   (Unaudited)




Assets
Current assets - cash                                                                             $7,273
                                                                                         ====================

Liabilities and Stockholders' Equity
Current liabilities
Stockholders' equity:                                                                                 $0
    Common Stock - $.001 par value.
           100,000,000 shares authorized
           6,608,698 shares issued and outstanding, respectively                                   6,609
    Additional paid-in capital                                                                 2,607,856
    Retained deficit                                                                          (2,607,192)
                                                                                         --------------------

             Total stockholders' equity:                                                           7,273
                                                                                         --------------------
                   Total liabilities and stockholders' equity:                                    $7,273
                                                                                         ====================








See accompanying Notes to Financial Statements.

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows

                                 March 31, 1998
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31
                                                                                                        Cumulative
                                                                    1998                 1997             Amounts
                                                                    ----                 ----             -------

Cash flows from operating activities:
      Net loss                                                        -                 (2,515)           (24,062)
      Decrease in accounts receivable                                 -                    -               30,000
      Decrease in accounts payable                                 (8,000)                 -               (6,665)
                                                               ---------------       -------------     --------------
                     Net cash used in
                     operating activities                             -                 (2,515)              (727)
                                                               ---------------       -------------     ---------------
Cash flows from investing activities                                  -                    -                   -
Cash flows from financing activities                                8,000                  -                8,000
                                                               ---------------       -------------     ---------------
      Net (decrease) increase in cash                                 -                 (2,515)             7,273
Cash, beginning of period                                           7,273                  -                  -
                                                               ---------------       -------------     ---------------
Cash, end of period                                            $    7,273            $  10,222         $    7,273
                                                               ===============       =============     ===============





See accompanying Notes to Financial Statements.

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                             Statement of Operations

                                 March 31, 1998
                                   (Unaudited)




                                                                    Three Months Ended
                                                                         March 31
                                                                                                       Cumulative
                                                              1998                    1997               Amounts
                                                              ----                    ----               -------

Revenue                                                        -                        -
Selling, general and administrativ                             -                      2,515               24,062
                                                          -------------           -------------        -------------
         Loss from continuing operations                       -                     (2,515)             (24,062)
         Net loss                                              -                     (2,515)             (24,062)
                                                          ==============          =============        =============
         Net loss per share                                  $(.00)                   $(.00)               $(.00)
                                                          ==============          =============        =============
Weighted average number of shares
outstanding                                                 6,608,698               6,608,698            6,608,698
                                                          ==============          ==============       =============












See accompanying notes to financial statements.

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                         Notes for Financial Statements


(1) The unaudited financial statements include the accounts of Emerald Capital Investments, Inc., and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997, cash flows for the three months ended March 31, 1998 and 1997 and cumulative amounts since inception of the development stage through March 31, 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.


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

         On May 7, 1998, the Company entered into an Agreement and Plan of Merger to acquire American Polymer Corporation, a Utah Corporation. The Merger will be a reverse merger whereby following the Merger, the shareholders and management of American Polymer will be the controlling shareholders and Management of the Company. The Merger is subject to several conditions and there can be no assurance that it will be completed.

Financial Condition

          Total assets at March 31, 1998 were $7,273, all of which was cash. At March 31, 1998, the Company had no liabilities. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

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

         The Company had no income loss for the three months ended March 31, 1998 compared to $2,515 for the three months ended March 31, 1997.

Plan of Operation

         Commencing in the fourth quarter of 1995, the Company's Plan of Operation was essentially the plan to sell its WRTI and CTR operation. Effective December 29, 1995 these operations were sold. The Company's current plan of operation is to acquire another operating company. It is likely that any acquisition will be a "reverse merger" acquisition whereby the Company acquires a larger company by issuing shares of the Company's common stock to the shareholders of the larger company. Although the Company would be the surviving or parent company from a corporate law standpoint, the shareholders of the larger company would be the controlling shareholders of the Company and the larger company would be treated as the survivor or parent company from an accounting point of view. It can be expected that any company which may desire to be acquired by the Company will do so as a method of potentially becoming a public company more quickly and less expensively than if such company undertook its own public offering.

         The Company has entered in to a Merger Agreement to acquire by merger, American Polymer Corporation, a small specialty chemical company. The Merger is subject to numerous conditions, including a requirement that the Company raise additional capital. There can be no assurance that the Merger will be effected. A general description of the Merger is as follows:

Overview of the Merger

         The Merger Agreement provides that, subject to the approval of the Merger Agreement by the shareholders of both the Company and American Polymer, the satisfaction or waiver of certain other conditions, the Merger will be effected and Emerald Merger Sub, a wholly-owned subsidiary of the Company, will be merged with and into American Polymer, which will be the Surviving Corporation and which will be a wholly-owned subsidiary of the Company. American Polymer will continue to conduct its current business.

         The Company will, prior to the Merger, effect a 1-for-10 reverse split of its issued and outstanding shares of common stock. The 6,608,698 shares will be reduced to approximately 660,869 shares as the result of the reverse split.

         At the effective time ("Effective Time") of the Merger, all of the issued and outstanding shares of American Polymer will be converted into a total of 9,243,476 shares (calculated after the 1-for-10 reverse split) of the Company's common stock. Further more, all outstanding options to purchase shares of American Polymer will be converted into options to purchase shares of the Company on the same conversion basis and ratio as each share of American Polymer is converted into shares of the Company.

Reasons for the Merger

         The Company is currently an inactive company whose business plan is to seek a suitable merger partner. The Company's reason for participating in the Merger is to enable it to commence active business operations in a business which management believes (1) has potential for long-term growth; (2) has a proven product in place; (3) has experienced management in place; and (4) is involved in an industry which holds interest for product users, government agencies and investors.

         American Polymer has informed the Company that its reason for participating in the Merger is (1) to obtain additional working capital; (2) to have potential access to public markets for its shareholders thereby providing liquidity for their investment; (3) to facilitate future capital raising efforts to the extent necessary, (4) to enable it to provide incentives to employees and product distributors with stock options; and (5) to reduce ownership dilution which may result if American Polymer were to have undertaken its own initial public offering.

Share Ownership Following Merger

         If the Merger is completed, the following shares of the Company's Common Stock will be issued and outstanding:


                                                     Maximum Offering           Minimum Offering

Current Shareholders                                       660,869                   660,869
Offering Investors                                       1,500,000                 1,200,000
American Polymer Shareholders                            9,243,476                 9,243,476
Placement Agent Fee Shares                                 150,000                   120,000
--------------------------                           -----------------         -------------------
Total                                                   11,554,345                11,254,345



Accounting Treatment

         It is expected that the Merger will be treated as a reverse merger using the purchase method of accounting. However, since the Company is a public shell with minimum activity, no good will be recorded.

Federal Tax Consequences

         The Merger is intended to qualify as a reorganization under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended, and if so qualified, will not result in the recognition of any gain or loss by either the Company, American Polymer, or the shareholders of either. Neither the Company nor American Polymer has applied for a tax ruling with respect to the Merger, nor has either obtained an opinion of counsel with respect to the Merger;
therefore, no assurances can be given that the expected tax result will be achieved in the Merger.

Appointment of New Officers and Directors

         Following the consummation and closing of the Merger, the current officers and directors of the Company, except for Douglas P. Morris, shall resign and the officers and directors of American Polymer shall be appointed as the officers and directors of the Company. Mr. Morris will remain a director of The Company and will be appointed The Company's Vice President of Capital Markets.

Change of Name and Possible Change of Domicile

         The Company's name will be changed from "Emerald Capital Investments, Inc.", to some other name chosen by American Polymer management, in connection with the Merger. In an effort to reduce state corporate franchise taxes, the Company and American Polymer may provide for the change of The Company's domicile from the State of Delaware to the State of Utah in a change of domicile merger.

                           PART II - OTHER INFORMATION

Item 1.  Legal  Proceedings.   To  the  best  knowledge  of  the  Company's
         management, the Company is not a party to any legal proceeding or litigation.


Item 2.  Changes in the Rights of the Company's Security Holders. None.

Item 3.  Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 1998.

Item 5.  Other Information.

Item 6(a). Exhibits.  Agreement and Plan of Merger

Item 6(b). Reports on Form 8-K.  None filed.


                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 13, 1998             EMERALD CAPITAL INVESTMENTS, INC.



                                By:  /s/ Frank H. Ross, III
                                     Frank H. Ross, III
                                     President/Principal Executive Officer



                                By   /s/ Douglas P. Morris
                                     Douglas P. Morris
                                     Principal Financial Office