Form 10QSB
period 1998-06-30
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1998-08-14
CIK 854164

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  -------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-30365-C
                                  ------------


                        EMERALD CAPITAL INVESTMENTS, INC.
           (Name of Small Business Issuer as specified in its charter)


               Delaware                                 36-3693936
           ---------------                             -----------
    (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization                    identification No.)



                330 East Main Street, Suite 206 Barrington, IL 60010
               ------------------------------------------------------
                      (Address of principal executive offices)


          Registrant's telephone no., including area code: (847) 382-1100
         -----------------------------------------------------------------


                                       N/A
                                     -------
          Former name, former address, and former fiscal year, if changed since last report.


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

Common Stock outstanding at August 13, 1998 - 6,608,698 shares of $.001 par value Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                       EMERALD CAPITAL INVESTMENTS, INC.


                      For the Quarter ended June 30, 1998


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
                                                                  -------------

Item 1Financial Statements:

            Balance Sheet--June 30, 1998                                     3

            Statements of Operations--for the six months
            ended June 30, 1998 and June 30, 1997                            4

            Statements of Cash Flows--for the six months
            ended June 30, 1998 and June 30, 1997                            5
            Notes to Financial Statements                                    6

Item 2Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              7


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                               10
Item 2.     Changes in the Securities                                       10
Item 3.     Defaults Upon Senior Securities                                 10
Item 4.     Results of Votes of Security Holders                            10
Item 5.     Other Information                                               10
Item 6(a).  Exhibits                                                        10
Item 6(b).  Reports on Form 8-K                                             10

                       EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                                Balance Sheet

                                June 30, 1998
                                 (Unaudited)


Assets
Current assets - cash                                                $1,567
                                                                  =============

Liabilities and Stockholders' Equity
Current liabilities
Stockholders' equity:                                                    $0
                                                                  -------------
   Common Stock - $.001 par value.
          100,000,000 shares authorized
          6,608,698 shares issued and outstanding,
            respectively                                              6,609
   Additional paid-in capital                                     2,607,856
   Retained deficit                                              (2,612,898)
                                                                 --------------

           Total stockholders' equity:                                1,567
                                                                 --------------
             Total liabilities and stockholders' equity              $1,567
                                                                 ==============












See accompanying Notes to Financial Statements.

                      EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                           Statement of Cash Flows

                                June 30, 1998
                                 (Unaudited)


                                            Six months Ended
                                                 June 30
                                                                   Cumulative
                                          1998          1997         Amounts
                                          ----          ----         -------
Cash flows from operating activities:
      Net loss                           (5,706)       (3,688)       (29,768)

   Decrease in accounts receivable          -             -           30,000
   Decrease in accounts payable          (8,000)          -           (6,665)
                                       -----------   -----------   ------------
             Net cash used in
             operating activities        (5,706)       (3,688)        (6,433)
                                       -----------   -----------   ------------

Cash flows from investing activities        -             -              -
Cash flows from financing activities      8,000           -            8,000
                                       -----------   ------------  ------------
      Net (decrease) increase in cash       -          (3,688)         1,567
Cash, beginning of period                 7,273        12,737            -
                                       -----------   ------------  ------------
Cash, end of period                    $  1,567      $  9,049       $  1,567
                                       ===========   ============  ============












See accompanying Notes to Financial Statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                            Statement of Operations

                                 June 30, 1998
                                  (Unaudited)




                                          Six months Ended
                                              June 30
                                                                    Cumulative
                                             1998         1997        Amounts
                                             ----         ----      -----------
Revenue                                       -             -
Selling, general and administrative         5,706         3,688       29,768
                                         -----------   -----------  -----------
      Loss from continuing operations      (5,706)       (3,688)     (29,768)
      Net loss                             (5,706)       (3,688)     (29,768)
                                         ===========   ===========  ===========
      Net loss per share                    $(.00)        $(.00)       $(.00)
                                         ===========   ===========  ===========
Weighted average number of shares
outstanding                               6,608,698     6,608,698    6,608,698
                                         ===========   ============ ===========

















See accompanying notes to financial statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                        Notes for Financial Statements


(1) The unaudited financial statements include the accounts of Emerald Capital Investments, Inc., and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the six months ended June 30, 1998 and 1997, cash flows for the six months ended June 30, 1998 and 1997 and cumulative amounts since inception of the development stage through June 30, 1998. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

 Financial Condition

       Total assets at June 30, 1998 were $1,567, all of which was cash. At June 30, 1998, the Company had no liabilities. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

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

      The Company had a net loss of $5,706 for the six months ended June 30, 1998 compared to $3,688 for the six months ended June 30, 1997.

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

Share Ownership Following Merger

      If the Merger is completed, the following shares of the Company's Common Stock will be issued and outstanding:

                                    Maximum Offering  Minimum Offering*

Current Shareholders                      660,869          660,869
Offering Investors                      1,500,000        1,200,000
American Polymer Shareholders           9,243,476        9,243,476
Placement Agent Fee Shares                150,000          120,000
------------------------------          ----------      -----------

Total                                  11,554,345       11,254,345


*The minimum offering may be reduced upon the agreement of the parties.


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

Item 2.        Changes in the Rights of the Company's Security Holders.  None.

Item 3.        Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended June 30, 1998.

Item 5.        Other Information.

Item 6(a).     Exhibits.  Agreement and Plan of Merger

Item 6(b).     Reports on Form 8-K.  None filed.



                                          SIGNATURE


      In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 1998               EMERALD CAPITAL INVESTMENTS, INC.



                                     By  /s/ Frank H. Ross, III
                                         Frank H. Ross, III
                                         President/Principal Executive Officer



                                     By   /s/ Douglas P. Morris
                                          Douglas P. Morris
                                          Principal Financial Office