Form 10QSB
period 1998-09-30
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1998-11-13
CIK 854164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-30365-C
                                  ------------


                        EMERALD CAPITAL INVESTMENTS, INC.
           (Name of Small Business Issuer as specified in its charter)


                     Delaware                         36-3693936
                   ------------                      ------------
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

Common Stock outstanding at November 12, 1998 - 6,608,698 shares of $.001 par value Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                       EMERALD CAPITAL INVESTMENTS, INC.


                   For the Quarter ended September 30, 1998


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1Financial Statements:

            Balance Sheet--September 30, 1998                                3

            Statements of Cash Flows--for the nine months
            ended September 30, 1998 and September 30, 1997                  4

            Statements of Operations--for three and  nine months
            ended September 30, 1998 and September 30, 1997                  5

            Notes to Financial Statements                                    7

Item 2Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              8


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                                9
Item 2.     Changes in the Securities                                        9
Item 3.     Defaults Upon Senior Securities                                  9
Item 4.     Results of Votes of Security Holders                             9
Item 5.     Other Information                                                9
Item 6(a).  Exhibits                                                         9
Item 6(b).  Reports on Form 8-K                                              9

                       EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                                Balance Sheet

                              September 30, 1998
                                 (Unaudited)


Assets
Current assets - cash                                               $701


Liabilities and Stockholders' Equity
Current liabilities
Stockholders' equity:                                                 $0
    Common Stock - $.001 par value.
      100,000,000 shares authorized
      6,608,698 shares issued and outstanding, respectively        6,609
                Additional paid-in capital                     2,607,856
                Retained deficit                              (2,613,764)

        Total stockholders' equity:                                  701

        Total liabilities and stockholder$701quity:                 $701













See accompanying Notes to Financial Statements.

                      EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                           Statement of Cash Flows

                              September 30, 1998
                                 (Unaudited)

                                                      Nine months Ended
                                                        September 30
                                                                                 Cumulative
                                                    1998            1997          Amounts
                                                  ------------------------------------------

Cash flows from operating activities:
      Net loss                                     (6,572)         (5,074)        (30,634)
      Decrease in accounts receivable                 -               -            30,000
      Decrease in accounts payable                 (8,000)            -            (6,665)
                                                  ------------------------------------------
           Net cash used in
           operating activities                    (6,572)         (5,074)         (7,299)
                                                  ------------------------------------------
Cash flows from investing activities                  -               -               -
Cash flows from financing activities                8,000             -             8,000
                                                  ------------------------------------------
      Net (decrease) increase in cash                 -            (5,074)            701
Cash, beginning of period                           7,273          12,737              -
                                                  ------------------------------------------
Cash, end of period                               $   701        $  7,663         $   701
                                                  ==========================================












See accompanying Notes to Financial Statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                            Statement of Operations

                              September 30, 1998
                                  (Unaudited)


                                            Nine months Ended
                                              September 30
                                                                           Cumulative
                                               1998            1997          Amounts
                                            ------------------------------------------
Revenue                                         -                -
Selling, general and administrative           6,572            5,074         30,634
                                           -------------------------------------------
      Net loss                               (6,572)          (5,074)       (30,634)
                                           ===========================================
      Net loss per share                      $(.00)           $(.00)         $(.00)
                                           ===========================================
Weighted average number of shares
outstanding                                 6,608,698        6,608,698      6,608,698
                                           ===========================================

















See accompanying notes to financial statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                            Statement of Operations

                              September 30, 1998
                                  (Unaudited)


                                               Three months Ended
                                                  September 30
                                                                         Cumulative
                                             1998            1997          Amounts
                                       ---------------------------------------------
Revenue                                       -               -
Selling, general and administrative          866            1,386          30,634
                                       ---------------------------------------------
      Net loss                              (866)          (1,386)        (30,634)
                                       =============================================
      Net loss per share                   $(.00)           $(.00)          $(.00)
                                       =============================================
Weighted average number of shares
outstanding                               6,608,698       6,608,698       6,608,698
                                       =============================================

















See accompanying notes to financial statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                        Notes for Financial Statements


(1) The unaudited financial statements include the accounts of Emerald Capital Investments, Inc., and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the nine months and three months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997 and cumulative amounts since inception of the development stage through September 30, 1998. The results of operations for the nine months and three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

      On May 7, 1998, the Company entered into an Agreement and Plan of Merger to acquire American Polymer Corporation, a Utah Corporation. The Merger was subject to several conditions including the Company raising additional capital. In November 1998, the Company and American Polymer Corporation agreed to terminate the Merger Agreement due to the failure of the Company to raise additional capital as set forth in the Merger Agreement. The Company is now seeking other acquisitions and mergers.

 Financial Condition

       Total assets at September 30, 1998 were $701, all of which was cash. At September 30, 1998, the Company had no liabilities. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

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

      The Company had a net loss of $6,572 for the nine months ended September 30, 1998 compared to $5,074 for the nine months ended September 30, 1997. The Company had a net loss of $866 for the three months ended September 30, 1998 compared to $1,386 for the three months ended September 30, 1997.

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

      The Company has terminated its Merger Agreement with American Polymer Corporation due to the failure of the Company to obtained additional capital as required by the Merger Agreement. The Company will now look for additional merger or acquisition candidates.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the Company's management, the Company is not a party to any legal proceeding or litigation.

Item 2.  Changes in the Rights of the Company's Security Holders.  None.

Item 3.  Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 1998.

Item 5.  Other Information.

Item 6(a).   Exhibits.  None

Item 6(b).   Reports on Form 8-K.  None filed.

                                          SIGNATURE


      In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 12, 1998           EMERALD CAPITAL INVESTMENTS, INC.



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