Form 10KSB
period 1998-12-31
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1999-03-31
CIK 854164

------------------------------------------------------------------------------




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-KSB
                                  ------------


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-30365-C
                                  ------------


                        EMERALD CAPITAL INVESTMENTS, INC.
           (Name of Small Business Issuer as specified in its charter)


               Delaware                                 36-36939936
             -----------                               -------------
      (State or other jurisdiction of                (I.R.S. employer
       incorporation or organization)                 identification No.)
          515 Red Cypress Drive
               Cary, Illinois                               60013
    (Address of principal executive offi                  (Zip Code)


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

    The Issuer's  revenues for the fiscal year ending December 31, 1998 were $0.


      As of March 10, 1999, there were 7,168,698 shares of the Company's common stock issued and outstanding of which 5,261,479 were held by non-affiliates. As of March 10,1999 there was no active market for the Company's common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

------------------------------------------------------------------------------

                                       PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      Emerald Capital Investments, Inc. (the "Company") is currently an inactive publicly held company which intends to attempt to commence active business operations by acquiring an operating company. The Company has conducted no operations since December 31, 1995.

      During the year ended December 31, 1998, the Company conducted no operations and generated no revenue. The Company has no current operations and is seeking to enter into active business operations by acquiring one or more other operating companies.

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

Current Business Plan

      The Company believes that in order to commence active operations, it must acquire an operating company. In 1998, the Company entered into a Letter of Intent to acquire a specialty chemical company in a merger transaction. The Company was unable to raise additional capital which was required as a condition of the merger and accordingly, the merger was not consummated. The Company will continue to look for other acquisitions ("Potential Business Opportunity"). There can be no assurance that the Company will be able to raise additional capital in sufficient amounts to enable it to acquire a suitable Potential Business Opportunity.

      In some instances, a Potential Business Opportunity may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its Common Stock. Some companies with Potential Business Opportunities may seek to become a public company through merging with, being acquired by or selling their assets to an existing public company. There are numerous reasons why an existing privately-held company would seek to become a public company through a merger or acquisition rather than doing its own public offering. Such reasons include, but are not limited to, avoiding the time delays involved in a public offering;
retaining a larger share of voting control of the publicly-held company; reducing the cost factors incurred in becoming a public company; and avoiding any dilution requirements set forth under various states' blue sky laws. Although there is no current public market for the Company's common stock, the Company is a reporting company and does have a base of public shareholders.

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

Employees

      The Company currently has no employees.

ITEM 2.  PROPERTIES

      The Company currently operates out of the office of Douglas P. Morris, the Vice-President and a director of the Company. The Company does not pay for the use of these facilities.

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

      B. Holders. The number of record holders of the Company's common stock as of March 10, 1999 approximately 170. One of the Company's shareholders is a brokerage firm which owns securities as a nominee for its customers.

      C. Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

      The Company is currently an inactive company seeking to commence operations by acquiring another company which is conducting operations. During the year ended December 31, 1998, the Company conducted no operations and generated no revenues. Prior to December 29, 1995, the Company had been involved in the business of recycling used tires and designing, manufacturing and marketing shredding equipment. The Company's tire recycling and shredding equipment operations were unsuccessful and the Company generated significant losses during 1994 and 1995. During 1995 the Company funded its operations with loans from a commercial bank, from management and from other individuals. By November 1995, the Board of Directors had concluded that the Company did not have the capital, or the ability to obtain capital necessary to continue its current operations. The Company's Board of Directors initiated efforts to sell the Company's WRTI and CTR operations. The Company was able to interest one of its directors and several other individuals in purchasing WRTI and CTR.

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

 Financial Condition

       Total assets at December 31,1998 were $486, all of which was cash. The Company's only assets since the sale of CTR and WRTI has been a limited amount of cash. On December 31,1998, the Company had liabilities of $13,108. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

      It is likely that the Company will be required to raise additional capital in order to attract a potential acquisition partner but there can be no assurance that the Company will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company's common stock which will result in the dilution of the percentage ownership of the current shareholders.

      The auditors' report on the Company's December 31, 1998 financial statements contains a going concern qualification, which provides that the Company's ability to continue as a going concern is dependent upon it raising additional capital. The Company will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

      During 1998, 1997 and 1996, the Company conducted no operations and generated no revenues. All of the Company's revenues for the years ended December 31, 1995 and 1994 were derived from the operations of WRTI and CTR. As stated above, the Company sold WRTI and CTR on December 29,1995 and has treated them as discontinued operations. Therefore, the revenues of WRTI and CTR have been excluded from the Statement of Operations which is included in the financial statements attached. Therefore, excluding the operations of WRTI and CTR, the Company had no revenues during 1998, 1997, 1996, 1995 or 1994.

     The Company's total loss for 1998 was $19,895 compared to a loss of $13,465 during 1997.

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

ITEM 7.      FINANCIAL STATEMENTS

                         Index to Financial Statements

Financial Statements
      Independent Accountants' Report
        Year Ended December 31, 1998

      Balance Sheet
        December 31,1998

      Statement of Operations
        Years ended December 31,1998 and 1997
        Cumulative Amounts Since Commencement of the Development Stage

      Statement of Changes in Stockholders'  Equity From January 1, 1996 through
        December 31,1998

      Statement of Cash Flows -
        Years ended December 31,1998 and 1997
        Cumulative Amounts Since Commencement of the Development Stage

      Notes to Financial Statements

Financial Statement Schedules All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                            INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Stockholders of Emerald Capital Investments, Inc.

We have audited the accompanying balance sheet of Emerald Capital Investments, Inc., (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997 and the cumulative amounts since December 29, 1995 (commencement of development stage). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerald Capital Investments, Inc. (a development stage company) as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the cumulative amounts since December 29, 1995 (commencement of development stage), in conformity with generally accepted accounting principles.

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



                                       TANNER + CO.

Salt Lake City, Utah
February 9, 1999



------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                         10

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)


                                                              Balance Sheet

                                                          December 31, 1998
------------------------------------------------------------------------------









            Assets

Current assets -
      cash                                                  $        486
                                                            ------------

               Total assets                                 $        486
                                                            ------------

------------------------------------------------------------------------

            Liabilities and Stockholders' Deficit

Current liabilities - accounts payable                      $     13,108
                                                            ------------

Commitments                                                            -

Stockholders' equity:
      Common stock - $.001 par value. 100,000,000 shares
        authorized; 6,908,698 shares issued and outstanding        6,609
      Additional paid-in capital                               2,607,856
      Accumulated deficit                                     (2,627,087)
                                                            ------------

               Total stockholders' deficit                       (12,622)
                                                            ------------

               Total liabilities and stockholders' deficit  $        486
                                                            ------------






------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                         11

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)

                                                 Statement of Operations

                            Years Ended December 31, and Cumulative Amounts
------------------------------------------------------------------------------






                                   Cumulative
                                        1998        1997      Amounts
                                    ------------------------------------

Revenue                             $     -      $      -    $      -

Selling, general and administrative    19,895      13,465      43,957
 expenses                           ------------------------------------

Loss from continuing                  (19,895)    (13,465)    (43,597)
   operations
                                    ------------------------------------

Loss before income taxes              (19,895)    (13,465)    (43,957)
Income tax expense                        -           -           -
                                    ------------------------------------

            Net loss                $ (19,895)  $ (13,465)    $(43,957)
                                    ------------------------------------

            Net loss per share      $    (.00)  $    (.00)   $   (.00)
                                    ------------------------------------





------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                         12

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)

                                Statement of Stockholders' Equity (Deficit)

                                     Years Ended December 31, 1998 and 1997
------------------------------------------------------------------------------






                               Common Stock          Additional
                         -------------------------   Paid-In        Accumulated
                            Shares     Amount        Capital        Deficit      Total
                         -------------------------------------------------------------------

Balance January 1, 1996   5,808,698    $5,809       $2,600,656     $(2,583,130)  $ 23,335

Net loss                      -          -              -              (10,597)   (10,597)
                         -------------------------------------------------------------------

Balance,
December 31, 1996         5,808,698     5,809        2,600,656      (2,593,727)    12,738

Net loss                      -           -               -            (13,465)   (13,465)
                         ------------------------------------------------------------------

Balance,
December 31, 1997         5,808,698     5,809        2,600,656      (2,607,192)      (727)

Common stock issued for
services                  1,100,000       800            7,200           -          8,000

Net loss                      -           -               -            (19,895)   (19,895)
                         ------------------------------------------------------------------

Balance,
 December 31, 1998        6,908,698    $6,609       $2,607,856     $(2,627,087)  $(12,622)
                        -------------------------------------------------------------------




------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                         13

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)

                                                    Statement of Cash Flows

                            Years Ended December 31, and Cumulative Amounts
------------------------------------------------------------------------------








                                                                   Cumulative
                                               1998        1997      Amounts
                                           ----------------------------------
Cash flows from operating activities:
      Net loss                              $ (19,895)  $(13,465)  $ (43,957)
      Adjustment to reconcile net loss to
        net cash used in operating activities:
         Common stock issued for services       8,000       -        38,000
         Decrease in accounts receivable                    -
         Increase (decrease) in accounts        5,108     8,000       6,443
            payable
                                           ----------------------------------

            Net cash (used in) provided by
               operating activities            (6,787)   (5,465)        486
                                           ----------------------------------

Cash flows from investing activities              -           -          -
                                           ----------------------------------

Cash flows from financing activities-             -           -          -
                                           ----------------------------------

               Net increase in cash            (6,787)   (5,465)        486

Cash, beginning of period                       7,273    12,738          -
                                           ----------------------------------

Cash, end of period                        $     486   $  7,273     $   486
                                           ----------------------------------




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

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)

                             Statement of Cash Flows
                                                                  Continued

------------------------------------------------------------------------------





Supplemental disclosures of cash flow information:

During 1998 the Company issued 1,100,000 shares of its common stock for $8,000 in consulting services.


                                          Years Ended
                                            December         Cumulative
                                    ------------------------
                                        1998        1997      Amounts
                                    ------------------------------------

Cash paid during the year for:

         Interest                   $     -     $      -    $      -
                                    ------------------------------------

         Income taxes               $     -     $      -    $      -
                                    ------------------------------------





------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                         15

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)

                                           Notes to Financial Statements

                                              December 31, 1998 and 1997
------------------------------------------------------------------------------


1. Organization and Summary of Significant Accounting Policies

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


Loss Per Common Share
Loss per share of common stock is calculated based on the weighted average number of shares outstanding during each year and the period December 31, 1995 through December 31, 1998. Stock options were not included in the calculation of loss per share as the effect would be antidilutive.


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

2. Going Concern
The accompanying financial statements of Emerald Capital Investments, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Company reported losses for the years ended December 31, 1998 and 1997, and has an accumulated deficit.


The Company's continuation as a going concern is dependent upon its ability to develop sufficient cash flows for operations to meet its obligations. Management is seeking viable business opportunities and is contemplating potential strategies for financing the Company's operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


3. Income Taxes
The income taxes computed at statutory rates differ from the amount in the financial statement as follows:


                                      Years Ended
                                     December 31,
                                  ----------------  Cumulative
                                   1998     1997      Amounts
                                  -----------------------------

Benefit for income taxes
  at statutory rates              $ 3,000  $ 1,000   $ 6,000
Change in valuation allowance      (3,000)  (1,000)   (6,000)
                                  -----------------------------

                                  $    -    $   -    $    -
                                  -----------------------------



------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------




The Company has a deferred tax asset, which consists of the net operating loss carryforwards of approximately $945,000. A valuation allowance has been established for the total amount of the deferred tax asset, due to the uncertainty of realization.

3. Income Taxes Continued
As of December 31, 1998, the Company had a net operating loss carryforward of approximately $2,627,000 available to offset future income for income tax reporting purposes. This amount begins to expire in 2004. The ability of the Company to utilize the net operating loss is dependent upon the tax laws in effect at the time such loss carryforwards can be utilized. The Tax Report Act of 1986 significantly limits the annual amount that can be utilized of these carryforwards as a result of a change in ownership.


4. Stock Options Options
As of December 31, 1998 and 1997, the Company had 1,100,000 and 1,530,900, respectively, options outstanding to purchase shares of the Company's common stock. The options are exercisable at amounts of $.25 anytime prior to the expiration date. The options expire beginning at various dates through December 31, 2002.

Changes in stock options were as follows:


                                              Price Range
                                    Shares     Per Share
                                  -------------------------
1998
Granted                            1,100,000   $   .25
Expired or canceled                1,530,900   $   .25
Exercised                               -      $    -
Total outstanding at December 31   1,100,000   $   .25
Total exercisable at December 31   1,100,000   $   .25

1997
Granted                                 -      $    -
Expired or canceled                 971,666    $   .25
Exercised                               -      $    -
Total outstanding at December 31   1,530,900   $   .25
Total exercisable at December 31   1,530,900   $   .25



------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



5. Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended December 31, 1998, the Company adopted this standard.


Financial accounting standards requires companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:


                                        Year Ended
                                       December 31,
                                ------------------------
                                    1998        1997
                                ------------------------

Basic EPS
Net income available to common
  stockholders                   $  (19,895) $  (13,465)
                                ------------------------

Weighted average common shares    6,882,000   5,809,000
                                ------------------------

Net income per share             $     (.00) $     (.00)
                                ------------------------

Diluted EPS:

Net income available to common
  stockholders                   $  (19,895) $  (13,465)
                                ------------------------

Weighted average common shares    6,882,000   5,809,000
                                ------------------------

Net income per share             $     (.00) $     (.00)

                                ------------------------



------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



6. Stock Based Compensation
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Corporation has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Corporation's stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Corporation's results of operations would have been reduced to the pro forma amounts indicated below:


                                      Years Ended
                                      December 31,
                                ------------------------
                                    1998        1997
                                ------------------------

Net loss - as reported          $  (19,895)  $  (13,465)
Net loss - pro forma            $  (19,895)  $  (13,465)
Loss per share - as reporte     $     (.00)  $     (.00)
Loss per share - pro forma      $     (.00)  $     (.00)
                                ------------------------



The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                December 31,
                                          ------------------------
                                              1998        1997
                                          ------------------------

Expected dividend yield                   $    -0-      $   -0-
Expected stock price volatility                .01%         .01%
Risk-free interest rate                       4.50%        4.50%
Expected life of options                     4 years      4 years
                                          ------------------------



------------------------------------------------------------------------------

                                       EMERALD CAPITAL INVESTMENTS, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------




The weighted average fair value of options granted during 1998 and 1997 are $.00 and $.00, respectively.

6. Stock Based Compensation
   Continued

The following table summarizes information about stock options outstanding at December 31, 1998:



                       Options Outstanding             Options Exercisable
-------------------------------------------------------------------------------
                            Weighted
                            Average
               Number       Remaining     Weighted    Number         Weighted
Range of       Outstanding  Contractual   Average     Exercisable    Average
Exercise       at           Life          Exercise    at             Exercise
Prices         12/31/98     (Years)       Price       12/31/98       Price
-------------------------------------------------------------------------------

$  .25         1,100,000       4.0         $.25       1,100,000      $ .25

-------------------------------------------------------------------------------



7. Related Parties
The Company in 1998 issued 400,000 shares of stock valued at $4,000 for services to an entity owned by an officer and board of directors member.


8. Subsequent Event
On January 20, 1999 the Company used a stock subscription to raise capital. The Company issued 280,000 shares of common stock at $.10 a share for this subscription of the 280,000 shares 260,000 shares have been paid and the other 20,000 shares are still subscribed and unpaid.

------------------------------------------------------------------------------

ITEM 8.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     A. Identification of Directors. Background information concerning the Company's officers and directors is as follows:


Name                       Age           Position
Frank H. Ross, III         53            CEO/President/
                                         Treasurer /Director

Douglas P. Morris          43            Vice President/Secretary/Director

Henry Obartuch, II         50            Director


     Frank H. Ross, III. Mr. Ross is a founder of WRTI. Since 1973, he has been the president of Ross-Payne & Associates, a business consulting firm specializing in the management of construction and heavy equipment companies. Mr. Ross has been an officer and director of the Company since March 5, 1994.

     Douglas P. Morris. Mr. Morris, is and has been since 1988, the owner of H & M Capital Investments, Inc. a privately-held business consulting firm. H & M Capital Investments, Inc. is engaged in consulting with privately-held and publicly-held companies relating to management, debt financing and equity financing. Mr. Morris is the president of Celtic Investment, Inc., a publicly held company engaged in the financial services business. Mr. Morris is also a director of Millennium Electronics, Inc. and a director of Dauphin Technology, Inc. From 1984, to 1988, Mr. Morris was self-employed in managing his own investments. Mr. Morris received his Masters Degree in Public Administration at the University of Southern California in 1982, and his Bachelor of Arts Degree in Judicial Administration from Brigham Young University in 1978.


     Henry Obartuch, II. Mr. Obartuch was appointed a director of the Company in January 1996. Mr. Obartuch owns and operates a funeral home business in Chicago, Illinois.

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
Principal                                      Compen-  Stock       Options/  LTIP     Compen-
Position              Year  Salary     Bonus   sation   Award(s)    SARs      Payouts  sation
-----------------------------------------------------------------------------------------------


Frank Ross, III(1)   1998   -0-        -0-      -0-      -0-         -0-       -0-      -0-
CEO/President        1997   -0-        -0-      -0-      -0-         -0-       -0-      -0-
                     1996   -0-        -0-      -0-      -0-         -0-       -0-      -0-



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

Effective January 9, 1998 all of these options were canceled and new incentive stock options were issued to the Company's current management which are described below.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      A. Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 10, 1999 by: (1) each officer and director of the Company; (ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name and Address of               Amount and Nature of            Percent of
Beneficial Owner              Beneficial Ownership(1)          Class Ownership

   Douglas P. Morris(2)                1,026,259                     13%
   515 Red Cypress Drive
   Cary, Illinois 60013

   Frank H. Ross, III(3)               1,481,293                     19%
   536 Eton Drive
   Barrington, IL 60010

   Henry Obartuch (4)                    499,667                      7%
   150 South Dundee Road
   East Dundee, IL 60118

   Northcliffe Consulting LLC            400,000                      5%
   960 Northcliffe Drive
   Salt Lake City, UT 84103

   All Officers and
   Directors as a
   Group (3 persons)                   3,007,219                     39%

      (1) There were a 7,168,698 shares issued and outstanding as of March 10, 1999. For purposes of disclosure of shares outstanding and shares owned by persons listed above, all shares issuable within 60 days are deemed to be issued and outstanding pursuant to rules and regulations of the Securities and Exchange Commission. Currently, the above-referenced persons own options to purchase 1,100,000 shares which are currently exercisable. Therefore, for the sole purpose of the above set forth chart, there are deemed to be 8,268,698 shares issued and outstanding.

      (2) A total of 676,259 of these shares are shares owned of record by Mr. Morris or his affiliates. The remaining 350,000 shares listed as own relate to currently exercisable options to purchase 350,000 shares.

      (3) A total of 981,293 of these shares are shares owned of record by Mr. Ross. The remaining 500,000 shares listed above relate to currently exercisable options to purchase 500,000 shares.

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

            10.2 Stock Acquisition Agreement.  Attached.

            27.1 Financial Data Schedule.

      B. The Company filed no Form 8-K's during the quarter ended December 31, 1998.

                               SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EMERALD CAPITAL INVESTMENTS, INC.



Date:  March 30, 1999               By:     /s/ Frank H. Ross, III
                                        --------------------------------------
                                          Frank H. Ross, III
                                          Principal Executive
                                          Principal Financial Officer

      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Capacity                Date


/s/ Frank H. Ross, III        President/ CEO          March 30, 1999
---------------------------
Frank H. Ross, III            Treasurer/Director


/s/ Douglas P. Morris         Vice-President/Director March 30, 1999
----------------------------
Douglas P. Morris


/s/ Henry Obartuch, II        Director                March 30, 1999
-----------------------------
Henry Obartuch, II