Form 10QSB
period 1999-03-31
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1999-06-15
CIK 854164

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-30365-C
                                  ------------


                        EMERALD CAPITAL INVESTMENTS, INC.
           (Name of Small Business Issuer as specified in its charter)


                    Delaware                           36-3693936
               ------------------                    --------------
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



     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes X No.

     Common Stock outstanding at June 7, 1999 - 7,168,698 shares of $.001 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE: NONE


===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                       EMERALD CAPITAL INVESTMENTS, INC.


                     For the Quarter ended March 31, 1999


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1Financial Statements:

            Balance Sheet--March 31, 1999                                    3

            Statements of Cash Flows--for the three months
            ended March 31, 1999 and March 31, 1998                          4

            Statements of Operations--for the three months
            ended March 31, 1999 and March 31, 1998                          5

            Notes to Financial Statements                                    7

Item 2Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              8


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                                9
Item 2.     Changes in the Securities                                        9
Item 3.     Defaults Upon Senior Securities                                  9
Item 4.     Results of Votes of Security Holders                             9
Item 5.     Other Information                                                9
Item 6(a).  Exhibits                                                         9
Item 6(b).  Reports on Form 8-K                                              9

                       EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                                Balance Sheet

                                March 31, 1999
                                 (Unaudited)


Assets
------
Current assets - cash                                               $13,130
                                                                  =============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
Stockholders' equity:                                                    $0
                                                                  -------------
   Common Stock - $.001 par value.
       100,000,000 shares authorized
       7,168,698 shares issued and outstanding, respectively          6,635
                Additional paid-in capital                        2,633,830
                          Retained deficit                       (2,627,335)
                                                                 --------------

                 Total stockholders' equity:                         13,130
                                                                 --------------
                   Total liabilities and stockholders' equity:       13,130
                                                                 ==============










See accompanying Notes to Financial Statements.

                      EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                           Statement of Cash Flows

                                March 31, 1999
                                 (Unaudited)


                                           Three Months Ended
                                                March 31
                                                                     Cumulative
                                            1999         1998         Amounts
                                            ----         ----         -------
Cash flows from operating activities:
      Net loss                               248          -          (44,205)
      Decrease in accounts receivable         -           -              -
      Decrease in accounts payable        13,108       (8,000)        (6,665)
                                     ------------------------------------------
                Net cash used in
                operating activities     (13,356)         -          (50,870)
                                     ------------------------------------------
Cash flows from investing activities        -             -              -
Cash flows from financing activities      26,000        8,000         64,000
                                     ------------------------------------------
      Net (decrease) increase in cash     12,644          -           13,130
Cash, beginning of period                    486        7,273            -
                                     ------------------------------------------
Cash, end of period                    $  13,130     $  7,273      $  13,130
                                     ==========================================












See accompanying Notes to Financial Statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                            Statement of Operations

                                March 31, 1999
                                  (Unaudited)




                                           Three months Ended
                                                March 31
                                     -------------------------------
                                                                   Cumulative
                                         1999          1998         Amounts
                                         ----          ----         -------
Revenue                                    -            -              -
Selling, general and administrative     13,356          -           57,313
                                     ------------- ------------ --------------
      Net loss                          13,356          -           57,313
                                     ============= ============ ==============
      Net loss per share                 $(.00)       $(.00)        $(.00)
                                     ============= ============ ==============
Weighted average number of shares
outstanding                            7,168,698    7,168,698     7,168,698
                                     ============= ============ ==============

















See accompanying notes to financial statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                        Notes for Financial Statements


1. The unaudited financial statements include the accounts of Emerald Capital Investments, Inc., and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998, cash flows for the three months ended March 31, 1999 and 1998 and cumulative amounts since inception of the development stage through March 31, 1999. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

2. Income (loss) per common share is based on the weighted average number of shares outstanding during the period.

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

 Financial Condition

       Total assets at March 31, 1999 were $13,130, all of which was cash. At March 31, 1999, the Company had no liabilities. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

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

      The Company had a net loss of $13,356 for the three months ended March 31, 1999 compared to $-0- for the three months ended March 31, 1998.

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

Item 2.   Changes in the Rights of the Company's Security Holders. None.

Item 3.   Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 1999.

Item 5.   Other Information.

Item 6(a).  Exhibits.  None

Item 6(b).  Reports on Form 8-K.  None filed.

                                    SIGNATURE


      In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June 7, 1999               EMERALD CAPITAL INVESTMENTS, INC.



                                   By   /s/ Frank H. Ross, III
                                        Frank H. Ross, III
                                        President/Principal Executive Officer


                                   By   /s/ Douglas P. Morris
                                        Douglas P. Morris
                                        Principal Financial Office