Form 10QSB
period 1999-06-30
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1999-11-12
CIK 854164

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1999

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


                   536 North 100 West, Heber City, Utah 84032
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (435) 654-5423


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

Common Stock outstanding at November 9, 1999 - 7,168,698 shares of $.001 par value Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                       EMERALD CAPITAL INVESTMENTS, INC.


                      For the Quarter ended June 30, 1999


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
                                                                 --------------
Item 1Financial Statements:

            Balance Sheet--June 30, 1999                                     3

            Statements of Cash Flows--for the six months
            ended June 30, 1999 and June 30, 1998                            4

            Statements of Operations--for the three months and six months
            ended June 30, 1999 and June 30 1998                             5

            Notes to Financial Statements                                    7

Item 2Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              8


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                                9
Item 2.     Changes in the Securities                                        9
Item 3.     Defaults Upon Senior Securities                                  9
Item 4.     Results of Votes of Security Holders                             9
Item 5.     Other Information                                                9
Item 6(a).  Exhibits                                                         9
Item 6(b).  Reports on Form 8-K                                              9

                       EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                                Balance Sheet

                                June 30, 1999
                                 (Unaudited)


Assets

Current Assets - cash                                                  $10,173
                                                              ================



Liabilities and Stockholders' Equity

Current liabilities                                                         $0
Stockholders' equity:

      Common stock - $.001 par value
            100,000,000 shares authorized
            7,168,698 shares
            outstanding respectively                                     6,635
      Additional paid-in capital                                     2,633,830
      Retained deficit                                             (2,630,292)
                                                               ---------------

            Total stockholders' equity                                  10,173
                                                               ---------------

                  Total liabilities and stockholders' equity           $10,173
                                                               ===============





See accompanying Notes to Financial Statements.

                      EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                           Statement of Cash Flows

                                June 30, 1999
                                 (Unaudited)


                                           Six Months Ended
                                               June 30            Cumulative
                                          1999         1998        Amounts
                                        ----------   --------    -------------
Cash flows from operating activities:
       Net loss                            (2,957)   (5,706)      (47,162)
       Decrease in accounts receivable        -         -            -
       Decrease in accounts payable       (13,108)   (8,000)       (6,665)
                                       -----------   --------    ------------

               Net cash used in
               operating activities        (2,957)   (5,706)      (53,827)
                                       -----------   ---------   ------------

Cash flows from investing activities          -         -            -

Cash flows from financing activities       26,000     8,000        64,000
                                       ------------  ---------   ------------

       Net (decrease) increase in cash        -         -          10,173

Cash, beginning of period                  13,130     7,273          -
                                       ------------  ---------   ------------

Cash, end of period                      $ 10,173  $  1,567     $  10,173
                                       =========== ============ ==============






See accompanying Notes to Financial Statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                            Statement of Operations

                                 June 30, 1999
                                  (Unaudited)



                          Three Months Ended   Six Months Ended    Cumulative
                               June 30,            June 30,        Amounts
                        -------------------------------------------------------
                           1999       1998      1999       1998

Revenue                  $   -          -         -          -         -

Selling, general
  and administrative      2,957      5,706     16,313      5,706     60,270
                        -------------------------------------------------------

    Net loss             (2,957)    (5,706)   (16,313)    (5,706)   (60,270)
                        =======================================================

    Net loss per share    $(.00)     $(.00)     $(.00)     $(.00)     $(.00)
                        =======================================================

Weighted average number
of shares outstanding    7,168,698  7,168,698  7,168,698  7,168,698  7,168,698
                        =======================================================














See accompanying notes to financial statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                        Notes for Financial Statements


(1) The unaudited financial statements include the accounts of Emerald Capital Investments, Inc., and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998, cash flows for the six months ended June 30, 1999 and cumulative amounts since inception of the development stage through June 30, 1999 The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

      The Company is currently seeking acquisition and merger opportunities.

 Financial Condition

       Total assets at June 30, 1999 were $10,173, all of which was cash. At June 30, 1999, the Company had no liabilities. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

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

      The Company had a net loss of $2,957 for the three months ended June 30, 1999 compared to a loss of $5,706 for the three months ended June 30, 1998. The Company had a net loss of $16,313 for the six months ended June 30, 1999, compared to a net loss of $5,706 for the six months ended June 30, 1998.

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

Item 2.        Changes in the Rights of the Company's Security Holders.  None.

Item 3.        Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended June 30, 1999.

Item 5.        Other Information.

Item 6(a).   Exhibits.  None

Item 6(b).   Reports on Form 8-K.  None filed.

                                          SIGNATURE


      In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 9, 1999              EMERALD CAPITAL INVESTMENTS, INC.



                                     By   /s/ Frank H. Ross, III
                                     ________________________________________
                                         Frank H. Ross, III
                                         President/Principal Executive Officer



                                     By   /s/ Douglas P. Morris
                                     ________________________________________
                                            Douglas P. Morris
                                            Principal Financial Office