Form 10QSB
period 1999-09-30
EMERALD CAPITAL INVESTMENTS INC /DE
filed 1999-11-19
CIK 854164

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1999

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


                     536 North 100 West, Heber City, Utah 84032
                    --------------------------------------------
                      (Address of principal executive offices)

          Registrant's telephone no., including area code: (435) 654-5423


              330 East Main Street, Suite 206 Barrington, IL 60010
          ------------------------------------------------------------
        Former name, former address, and former fiscal year, if changed since last report.


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

Common Stock outstanding at November 17, 1999 - 7,148,698 shares of $.001 par value Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                       EMERALD CAPITAL INVESTMENTS, INC.


                   For the Quarter ended September 30, 1999


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1Financial Statements:

            Balance Sheet--September 30, 1999                                3

            Statements of Cash Flows--for the nine months
            ended September 30, 1999 and September 30, 1998                  4

            Statements of Operations--for the three months and nine months
            ended September 30, 1999 and September 30 1998                   5

            Notes to Financial Statements                                    7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        8


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                                9
Item 2.     Changes in the Securities                                        9
Item 3.     Defaults Upon Senior Securities                                  9
Item 4.     Results of Votes of Security Holders                             9
Item 5.     Other Information                                                9
Item 6(a).  Exhibits                                                         9
Item 6(b).  Reports on Form 8-K                                              9

                       EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                                Balance Sheet

                              September 30, 1999
                                 (Unaudited)



Assets

Current Assets - cash                                                   $6,895
                                                               ===============



Liabilities and Stockholders' Equity

Current liabilities                                                         $0
                                                               ---------------
Stockholders' equity:

      Common stock - $.001 par value
            100,000,000 shares authorized
            7,148,698 shares
            outstanding respectively                                     6,635
      Additional paid-in capital                                     2,631,830
      Retained deficit                                             (2,631,570)
                                                               ---------------

            Total stockholders' equity                                   6,895
                                                               ---------------
                  Total liabilities and stockholders' equity            $6,895
                                                               ===============


















See accompanying Notes to Financial Statements.

                      EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                           Statement of Cash Flows

                              September 30, 1999
                                 (Unaudited)



                                         Nine Months Ended
                                            September 30            Cumulative
                                        1999           1998           Amounts
                                     ------------------------------------------

Cash flows from operating
activities:
  Net loss                             (4,483)        (6,572)         (48,440)
  Decrease in accounts receivable         -              -               -
  Decrease in accounts payable        (13,108)        (8,000)          (6,665)
                                     -----------   --------------  ------------

             Net cash used in
             operating activities     (17,591)       (14,572)         (55,105)
                                     -----------   --------------  ------------

Cash flows from investing                 -              -               -
activities

Cash flows from financing              24,000          8,000           62,000
  activities                         -----------   --------------  ------------


  Net (decrease) increase in cash       6,409         (6,572)           6,895

Cash, beginning of period                 486          7,273              -
                                     -----------   --------------  ------------

Cash, end of period                  $  6,895      $     701       $    6,895
                                     ===========   ==============  ============


See accompanying Notes to Financial Statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                            Statement of Operations

                              September 30, 1999
                                  (Unaudited)



                             Three Months Ended   Nine Months Ended  Cumulative
                               September 30,        September 30,      Amounts
                             ---------------------------------------------------
                               1999      1998       1999      1998
Revenue                      $  -          -         -          -          -

Selling, general and
     administrative           1,278       866      17,591     6,572     61,548
                             --------   -------   --------   -------   --------



    Net loss                 (1,278)     (866)    (17,591)   (6,572)   (61,548)
                             ========   =======   ========   =======   ========

    Net loss per share        $(.00)    $(.00)      $(.00)    $(.00)     $(.00)
                             ========   =======   ========   =======   ========

Weighted average number of
 shares outstanding         7,148,698  7,148,698  7,148,698 7,148,698 7,148,698
                           ====================================================



















See accompanying notes to financial statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                        Notes for Financial Statements


(1) The unaudited financial statements include the accounts of Emerald Capital Investments, Inc., and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998, cash flows for the nine months ended September 30, 1999 and 1998 and cumulative amounts since inception of the development stage through September 30, 1999. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

 Financial Condition

       Total assets at September 30, 1999 were $6,895, all of which was cash. At September 30, 1999, the Company had no liabilities. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

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

      The Company had a net loss of $1,278 for the three months ended September 30, 1999 compared to a loss of $866 for the three months ended September 30, 1998. The Company had a net loss of $17,591 for the nine months ended September 30, 1999, compared to a net loss of $6,572 for the nine months ended September 30, 1998.

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

Item 2.  Changes in the Rights of the Company's Security Holders.  None.

Item 3.  Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 1999.

Item 5.  Other Information.

Item 6(a). Exhibits.  None

Item 6(b). Reports on Form 8-K.  None filed.

                                          SIGNATURE


      In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 17, 1999             EMERALD CAPITAL INVESTMENTS, INC.



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