Form 10KSB
period 1999-12-31
EMERALD CAPITAL INVESTMENTS INC /DE
filed 2000-03-31
CIK 854164

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-KSB
                                  ------------


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-30365-C
                                  ------------


                        EMERALD CAPITAL INVESTMENTS, INC.
           (Name of Small Business Issuer as specified in its charter)

                     Delaware                          36-36939936
                ------------------                    -------------
         (State or other jurisdiction of            (I.R.S. employer
          incorporation or organization)            identification No.)
                536 North 100 West
                Heber City, Utah                          84032
      (Address of principal executive offices)         (Zip Code)

          Issuer's telephone number, including area code: 435-654-5423
                                  ------------


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer's  revenues for the fiscal year ending December 31,1999 were $0.

      As of March 28, 2000, there were 6,868,698 shares of the Company's common stock issued and outstanding of which 5,261,479 were held by non-affiliates. As of March 28,2000 there was no active market for the Company's common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                       PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      Emerald Capital Investments, Inc. (the "Company") is currently an inactive publicly held company which intends to attempt to commence active business operations by acquiring an operating company. The Company has conducted no operations since December 31, 1995.

      During the year ended December 31, 1999, the Company conducted no operations and generated no revenue. The Company has no current operations and is seeking to enter into active business operations by acquiring one or more other operating companies.

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

Current Business Plan

      The Company believes that in order to commence active operations, it must acquire an operating company. The Company has entered into discussions with a potential acquisition target, but as of the date hereof, no letter of intent nor definitive agreement has been entered into and there can be no assurance that any will be entered into. The Company will continue to look for other acquisitions ("Potential Business Opportunity"). There can be no assurance that the Company will be able to raise additional capital in sufficient amounts to enable it to acquire a suitable Potential Business Opportunity.

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

Employees

      The Company currently has no employees.

ITEM 2.  PROPERTIES

      The Company currently operates out of the home of Douglas P. Morris, the Vice-President and a director of the Company. The Company does not pay for the use of these facilities.

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

      B. Holders. The number of record holders of the Company's common stock as of March 28, 2000 approximately 170. One of the Company's shareholders is a brokerage firm which owns securities as a nominee for its customers.

      C. Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

      The Company is currently an inactive company seeking to commence operations by acquiring another company which is conducting operations. During the year ended December 31, 1999, the Company conducted no operations and generated no revenues. Prior to December 29, 1995, the Company had been involved in the business of recycling used tires and designing, manufacturing and marketing shredding equipment. The Company's tire recycling and shredding equipment operations were unsuccessful and the Company generated significant losses during 1994 and 1995. During 1995 the Company funded its operations with loans from a commercial bank, from management and from other individuals. By November 1995, the Board of Directors had concluded that the Company did not have the capital, or the ability to obtain capital necessary to continue its current operations. The Company's Board of Directors initiated efforts to sell the Company's WRTI and CTR operations. The Company was able to interest one of its directors and several other individuals in purchasing WRTI and CTR.

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

 Financial Condition

       Total assets at December 31,1999 were $6,643, all of which was cash. The Company's only assets since the sale of CTR and WRTI has been a limited amount of cash. On December 31,1999, the Company had no liabilities. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

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

      The auditors' report on the Company's December 31, 1999 financial statements contains a going concern qualification, which provides that the Company's ability to continue as a going concern is dependent upon it raising additional capital. The Company will continue to be an inactive company unless and until it raises additional capital and acquires an operating company. There can be no assurance that either will occur.

Results of Operations

      During 1999, 1998, 1997 and 1996, the Company conducted no operations and generated no revenues. All of the Company's revenues for the years ended December 31, 1995 and 1994 were derived from the operations of WRTI and CTR. As stated above, the Company sold WRTI and CTR on December 29,1995 and has treated them as discontinued operations. Therefore, the revenues of WRTI and CTR have been excluded from the Statement of Operations which is included in the financial statements attached. Therefore, excluding the operations of WRTI and CTR, the Company had no revenues during 1999, 1998, 1997, 1996, 1995 or 1994.

      The Company's total loss for 1999 was $6,735 compared to a loss of $19,895 during 1998. It is unlikely that the Company will be able to generate any revenues unless and until it acquires an operating company, of which there can be no assurance.

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

ITEM 7.      FINANCIAL STATEMENTS

                         Index to Financial Statements
Financial Statements
      Independent Accountants' Report
        Year Ended December 31, 1999

      Balance Sheet
        December 31,1999

      Statement of Operations
        Years ended December 31,1999 and 1998
        Cumulative Amounts Since Commencement of the Development Stage

      Statement of Changes in Stockholders'  Equity From January 1, 1996 through
        December 31,1999

      Statement of Cash Flows -
        Years ended December 31,1999 and 1998
        Cumulative Amounts Since Commencement of the Development Stage

      Notes to Financial Statements

Financial Statement Schedules All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of Emerald Capital Investments, Inc.

We have audited the accompanying balance sheet of Emerald Capital Investments, Inc., (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998 and the cumulative amounts since December 29, 1995 (commencement of development stage). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerald Capital Investments, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the cumulative amounts since December 29, 1995 (commencement of development stage), in conformity with generally accepted accounting principles.

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


                                    TANNER + CO.

Salt Lake City, Utah
March 24, 2000

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)


                                                           Balance Sheet

                                                       December 31, 1999
------------------------------------------------------------------------------


         Assets

Current assets -
   cash                                                     $      6,643
                                                            ------------

            Total assets                                    $      6,643
                                                            ============

------------------------------------------------------------------------

         Liabilities and Stockholders' Equity

Current liabilities                                         $          -
                                                            ------------

Commitments                                                            -

Stockholders' equity:
   Common stock - $.001 par value. 100,000,000 shares
     authorized; 6,868,698 shares issued and outstanding           6,635
   Additional paid-in capital                                  2,633,830
   Accumulated deficit                                        (2,633,822)
                                                            ------------

            Total stockholders' equity                             6,643
                                                            ------------

            Total liabilities and stockholders' equity      $      6,643
                                                            ============






------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                   11

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                                                 Statement of Operations

                         Years Ended December 31, and Cumulative Amounts
------------------------------------------------------------------------------






                                                             Cumulative
                                        1999        1998      Amounts
                                    ------------------------------------

Revenue                             $    -      $      -    $      -

Selling, general and administrative    6,735        19,895      50,692
expenses                            ------------------------------------

    Loss from continuing operations   (6,735)      (19,895)    (50,692)
                                    ------------------------------------

Loss before income taxes              (6,735)      (19,895)    (50,694)

Income tax expense                       -             -           -
                                    ------------------------------------

         Net loss                   $ (6,735)   $  (19,895)  $ (50,692)
                                    ------------------------------------

         Net loss per share         $   (.00)   $     (.00)  $   (.00)
                                    ------------------------------------




------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                   12

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                             Statement of Stockholders' Equity (Deficit)

                      Period December 29, 1995 Through December 31, 1999
------------------------------------------------------------------------------













                         Common Stock      Additional
                     --------------------- Paid-In  Accumulated
                       Shares     Amount   Capital    Deficit       Total
                     ------------------------------------------------------

Balance January 1,    5,808,698  $ 5,809  $2,600,656 $(2,583,130) $ 23,335
1996

Net loss                   -         -         -         (10,597)  (10,597)
                     ------------------------------------------------------

Balance,
December 31, 1996     5,808,698    5,809   2,600,656  (2,593,727)   12,738

Net loss                   -         -         -         (13,465)  (13,465)
                     ------------------------------------------------------

Balance,
December 31, 1997     5,808,698    5,809   2,600,656  (2,607,192)     (727)

Common stock issued for
services                800,000      800       7,200        -        8,000

Net loss                   -         -         -         (19,895)  (19,895)
                     ------------------------------------------------------

Balance,
  December 31, 1998   6,608,698    6,609   2,607,856  (2,627,087)  (12,622)

Common stock issued
  for cash              260,000       26      25,974        -       26,000

Net loss                   -          -        -          (6,735)   (6,735)
                     ------------------------------------------------------

Balance,
 December 31, 1999    6,868,698   $6,635  $2,633,830  $(2,633,822) $ 6,643
                     ======================================================


------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                   13

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)


                                                 Statement of Cash Flows

           Years Ended December 31, 1999 and 1998 and Cumulative Amounts
------------------------------------------------------------------------------



                                                                    Cumulative
                                                  1999       1998     Amounts
                                              ---------------------------------
Cash flows from operating activities:
   Net loss                                    $  (6,735)  $(19,895) $(50,692)
   Adjustment to reconcile net loss to
     net cash used in operating activities:
      Common stock issued for services               -        8,000     8,000
      Decrease in accounts receivable                -          -      30,000
      Increase (decrease) in accounts payable    (13,108)     5,108    (6,665)
                                              ---------------------------------

            Net cash used in
            operating activities                 (19,843)    (6,787)  (19,357)
                                              ---------------------------------

Cash flows from investing activities -               -          -         -
                                              ---------------------------------

Cash flows from financing activities-
   proceeds from issuance of common stock         26,000        -      26,000
                                              ---------------------------------

            Net cash provided by
            financing activities                  26,000        -      26,000
                                              ---------------------------------


            Net increase in cash                   6,157     (6,787)    6,643

Cash, beginning of period                            486      7,273       -
                                              ---------------------------------

Cash, end of period                            $   6,643    $   486   $ 6,643
                                              =================================




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

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                                                 Statement of Cash Flows
                                                               Continued

------------------------------------------------------------------------------





Supplemental disclosures of cash flow information:



                                          Years Ended
                                            December         Cumulative
                                    ------------------------
                                        1999        1998      Amounts
                                    ------------------------------------

Cash paid during the year for:

      Interest                      $     -     $      -    $      -
                                    ------------------------------------

      Income taxes                  $     -     $      -    $      -
                                    ------------------------------------





------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                   15

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                              December 31, 1999 and 1998
------------------------------------------------------------------------------


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


Loss Per Common Share
Loss per share of common stock is calculated based on the weighted average number of shares outstanding during each year and the period December 31, 1995 through December 31, 1999. Stock options were not included in the calculation of loss per share as the effect would be antidilutive.

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



1. Organization and Summary of Significant Accounting Policies
   Continued

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


2. Going Concern
The accompanying financial statements of Emerald Capital Investments, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Company reported losses for the years ended December 31, 1999 and 1998, and has net cash outflows from operations.


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


3. Income Taxes
The income taxes computed at statutory rates differ from the amount in the financial statement as follows:

                                 Years Ended
                                December 31,    Cumulative
                             -------------------
                                1999     1998    Amounts
                             -----------------------------

Benefit for income taxes
  at statutory rates         $  1,000   $3,000  $  8,000
Change in valuation allowance  (1,000)  (3,000)   (8,000)
                             -----------------------------

                             $    -     $   -    $    -
                             -----------------------------



------------------------------------------------------------------------------

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------




The Company has a deferred tax asset, which consists of the net operating loss carryforwards of approximately $895,000. A valuation allowance has been established for the total amount of the deferred tax asset, due to the uncertainty of realization.


As of December 31, 1999, the Company had a net operating loss carryforward of approximately $2,634,000 available to offset future income for income tax reporting purposes. This amount begins to expire in 2004. The ability of the Company to utilize the net operating loss is dependent upon the tax laws in effect at the time such loss carryforwards can be utilized. The Tax Report Act of 1986 significantly limits the annual amount that can be utilized of these carryforwards as a result of a change in ownership.

4. Stock
   Options
Options
As of December 31, 1999 and 1998, the Company had 1,100,000 options outstanding to purchase shares of the Company's common stock. The options are exercisable at amounts of $.25 anytime prior to the expiration date. The options expire beginning at various dates through December 31, 2002.

Changes in stock options were as follows:


                                                  Price Range
                                         Shares    Per Share
                                       -------------------------

1999
Granted                                    -       $   -
Expired or canceled                        -       $   -
Exercised                                  -       $   -
Total outstanding at December 31       1,100,000   $  .25
Total exercisable at December 31       1,100,000   $  .25

1998
Granted                                1,100,000   $  .25
Expired or canceled                    1,530,900   $  .25
Exercised                                  -       $   -
Total outstanding at December          1,100,000   $  .25
Total exercisable at December          1,100,000   $  .25




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

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



5. Earnings Per Share

Financial accounting standards requires companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:


                                                            Cumulative
                                          Year Ended         Amounts
                                         December 31,         Since
                                      1999        1998      Inception
                                    -------------------------------------

Basic EPS
Net income available to
  common stockholders                 $ (6,735)   $(19,895)   $ (50,692)
                                   --------------------------------------

Weighted average
  common shares                      6,853,739   6,582,000    6,714,610
                                   --------------------------------------

Net income per share                $    (.00)   $    (.00)  $   (.01)

                                   --------------------------------------

Diluted EPS:

Net income available to
  common stockholders               $  (6,735)   $  (19,895) $ (50,692)
                                   --------------------------------------

Weighted average
  common shares                     6,853,739    6,582,000    6,714,610
                                   --------------------------------------

Net income per share                $   (.00)    $    (.00)  $     (.01)

                                   --------------------------------------



------------------------------------------------------------------------------

                        EMERALD CAPITAL INVESTMENTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



6. Stock Based Compensation
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Corporation has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Corporation's stock option plans been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the Corporation's results of operations would have been reduced to the pro forma amounts indicated below:


                                      Years Ended
                                      December 31,
                                ------------------------
                                    1999        1998
                                ------------------------

Net loss - as reported          $  (6,735)   $  (19,895)
Net loss - pro forma            $  (6,735)   $  (19,895)
Loss per share - as reported    $    (.00)         (.00)
Loss per share - pro forma      $    (.00)         (.00)
                                ========================


The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                           December 31,
                                     ------------------------
                                         1999        1998
                                     ------------------------

Expected dividend yield               $   -0-     $    -0-
Expected stock price volatility          .01%         .01%
Risk-free interest rate                 4.50%        4.50%
Expected life of options               4 years      4 years
                                     ========================


The weighted average fair value of options granted during 1999 and 1998 are $.00 and $.00, respectively.

------------------------------------------------------------------------------

6. Stock Based Compensation
   Continued

The following table summarizes information about stock options outstanding at December 31, 1999:


             Options Outstanding    Options Exercisable
-------------------------------------------------------------------------------
                          Weighted
                           Average
             Number       Remaining    Weighted    Number       Weighted
Range of   Outstanding    Contractual   Average  Exercisable     Average
Exercise      at            Life       Exercise      at         Exercise
 Prices    12/31/99        (Years)       Price    12/31/99        Price
-------------------------------------------------------------------------------

$ .25      1,100,000         4.0         $.25    1,100,000       $ .25

-------------------------------------------------------------------------------

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     A. Identification of Directors. Background information concerning the Company's officers and directors is as follows:

Name                          Age                  Position
-----------------------------------------------------------------------------
Frank H. Ross, III            54                   CEO/President/
                                                   Treasurer /Director

Douglas P. Morris             44                   Vice-President/
                                                   Secretary/Director

Henry Obartuch, II            51                   Director


     Frank H. Ross, III. Mr. Ross is a founder of WRTI. Since 1973, he has been the president of Ross-Payne & Associates, a business consulting firm specializing in the management of construction and heavy equipment companies. Mr. Ross has been an officer and director of the Company since March 5, 1994.

     Douglas P. Morris. Mr. Morris, is and has been since 1988, the owner of H & M Capital Investments, Inc. a privately-held business consulting firm. H & M Capital Investments, Inc. is engaged in consulting with privately-held and publicly-held companies relating to management, debt financing and equity financing. Mr. Morris is the president of Celtic Investment, Inc., a publicly held company engaged in the financial services business. Mr. Morris is also a director and President of Millennium Electronics, Inc. From 1984, to 1988, Mr. Morris was self-employed in managing his own investments. Mr. Morris received his Masters Degree in Public Administration at the University of Southern California in 1982, and his Bachelor of Arts Degree in Judicial Administration from Brigham Young University in 1978.

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
Principal                                      Compen-  Stock       Options/  LTIP     Compen-
Position              Year  Salary     Bonus   sation   Award(s)    SARs      Payouts  sation
-----------------------------------------------------------------------------------------------

Frank Ross, II        1999   -0-        -0-      -0-      -0-         -0-       -0-      -0-
CEO/President         1998   -0-        -0-      -0-      -0-         -0-       -0-      -0-
                      1997   -0-        -0-      -0-      -0-         -0-       -0-      -0-



Stock Options Granted in the Last Fiscal Year

      No stock options were granted to management during 1999.

Aggregate Option Exercises and Number/Value of Unexercised Options

      All options of management outstanding as of December 31, 1998 were canceled and new options were issued as of January 9, 1998. The Company's management owns the following options:

      Name              Option Shares     Exercise Price    Expiration Date
     ------------------------------------------------------------------------
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

Compensation of Directors

      The Company's directors are not paid for Board of Directors Meeting attended.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      A. Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 28, 2000 by: (1) each officer and director of the Company; (ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name and Address of           Amount and Nature of             Percent of
Beneficial Owner              Beneficial Ownership(1)          Class Ownership
-------------------------------------------------------------------------------
   Douglas P. Morris(2)                      1,026,259            13%
   536 North 100 West
   Heber City, Utah  84032

   Frank H. Ross, III(3)                     1,481,293            19%
   536 Eton Drive
   Barrington, IL 60010

   Henry Obartuch (4)                          499,667             7%
   150 South Dundee Road
   East Dundee, IL 60118

   Northcliffe Consulting LLC                  400,000             5%
   960 Northcliffe Drive
   Salt Lake City, UT 84103

   All Officers and
   Directors as a
   Group (3 persons)                         3,007,219            39%

      (1) There were a 7,168,698 shares issued and outstanding as of March 28, 2000. For purposes of disclosure of shares outstanding and shares owned by persons listed above, all shares issuable within 60 days are deemed to be issued and outstanding pursuant to rules and regulations of the Securities and Exchange Commission. Currently, the above-referenced persons own options to purchase 1,100,000 shares which are currently exercisable. Therefore, for the sole purpose of the above set forth chart, there are deemed to be 8,268,698 shares issued and outstanding.

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

      B. The Company filed no Form 8-K's during the quarter ended December 31, 1999.

                               SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EMERALD CAPITAL INVESTMENTS, INC.



Date:  March 30, 2000               By:     /s/ Frank H. Ross, III
                                        -------------------------------------
                                          Frank H. Ross, III
                                          Principal Executive
                                          Principal Financial Officer

      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Capacity                Date


/s/ Frank H. Ross, III        President/ CEO          March 28, 1999
---------------------------   Treasurer/Director
Frank H. Ross, III


/s/ Douglas P. Morris         Vice-President/Director March 28, 1999
---------------------------
Douglas P. Morris


/s/ Henry Obartuch, II        Director                March 28, 1999
---------------------------
Henry Obartuch, II