Form 10QSB
period 2000-03-31
EMERALD CAPITAL INVESTMENTS INC /DE
filed 2000-05-15
CIK 854164

==============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2000

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


          Registrant's telephone no., including area code: (435) 654-5423
         -----------------------------------------------------------------

                330 East Main  Street,  Suite 206  Barrington,  IL 60010
         -----------------------------------------------------------------
             Former name, former address, and former fiscal year, if changed since last report.


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

Common Stock outstanding at May 8, 2000 - 6,868,698 shares of $.001 par value Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

==============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                       EMERALD CAPITAL INVESTMENTS, INC.


                     For the Quarter ended March 31, 2000


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB

Item 1Financial Statements:

            Balance Sheet--March 31, 2000                                    3

            Statements of Cash Flows--for the three months
            ended March 31, 2000 and March 31, 1999                          4

            Statements of Operations--for the three months
            ended March 31, 2000 and March 31, 1999                          5

            Notes to Financial Statements                                    7

Item 2Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              8


                          PART II - OTHER INFORMATION

                                                                          Page

Item 1.     Legal Proceedings                                                9
Item 2.     Changes in the Securities                                        9
Item 3.     Defaults Upon Senior Securities                                  9
Item 4.     Results of Votes of Security Holders                             9
Item 5.     Other Information                                                9
Item 6(a).  Exhibits                                                         9
Item 6(b).  Reports on Form 8-K                                              9

                       EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                                Balance Sheet

                                March 31, 2000
                                 (Unaudited)



Assets

Current Assets - cash                                                   $4,994
                                                               ===============



Liabilities and Stockholders' Equity

Current liabilities                                                         $0
Stockholders' equity:

      Common stock - $.001 par value
            100,000,000 shares authorized
            6,868,698 shares
            outstanding respectively                                     6,869
      Additional paid-in capital                                     2,633,596
      Retained deficit                                              (2,635,471)
                                                               ---------------

            Total stockholders' equity                                   4,994
                                                               ---------------
                  Total liabilities and stockholders' equity            $4,994
                                                               ===============

















See accompanying Notes to Financial Statements.

                      EMERALD CAPITAL INVESTMENTS, INC.
                        (A Development Stage Company)

                           Statement of Cash Flows

                                March 31, 2000
                                 (Unaudited)



                                         Three months Ended
                                              March 31               Cumulative
                                        2000           1999           Amounts
                                     ------------------------------------------

Cash flows from operating
activities:
     Net loss                         (1,649)          (248)          (52,341)
     Decrease in accounts receivable     -               -             30,000
     Decrease in accounts payable        -           (13,108)          (6,665)
                                     ----------     ----------
           Common Stock Issued for                                      8,000
                          services                                   ----------

             Net cash used in
             operating activities     (1,649)        (13,156)        (21,006)
                                     ----------     ----------       ----------

Cash flows from investing                -               -               -
activities

Cash flows from financing
activities - proceeds from issue of
common stock                             -            26,000          26,000
                                     ----------     ----------       ----------

   Net (decrease) increase in cash    (1,649)         12,644           4,994

Cash, beginning of period              6,643             486             -
                                     ----------     ----------       ----------

Cash, end of period                  $ 4,994        $ 13,130        $  4,994
                                     ===========   ============     ============


See accompanying Notes to Financial Statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                            Statement of Operations

                                March 31, 2000
                                  (Unaudited)



                                       Three Months Ended   Cumulative
                                           March 31,        Amounts
                                       ---------------------
                                         2000        1999

Revenue                                $   -           -        -

Selling, general and administrative      1,649      13,356    52,341
                                       ---------   --------  --------



    Net loss                            (1,649)    (13,356)  (52,341)
                                       =========   ========  ========

    Net loss per share                   $(.00)      $(.00)    $(.00)
                                       =========   ========  ========

Weighted average number of shares
outstanding                            6,868,698  6,868,698  6,868,698
                                       =========  =========  =========



















See accompanying notes to financial statements.

                       EMERALD CAPITAL INVESTMENTS, INC.
                         (A Development Stage Company)

                        Notes for Financial Statements


(1) The unaudited financial statements include the accounts of Emerald Capital Investments, Inc., and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999, cash flows for the three months ended March 31, 2000 and 1999 and cumulative amounts since inception of the development stage through March 31, 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2) (Loss) per common share is based on the weighted average number of shares outstanding during the period.

                                    ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company currently has no operations. The Company has been seeking to commence operations by acquiring another company in a reverse merger type of transaction. In May 2000, the Company entered into an Agreement and Plan of Merger (the "Merger") to acquire a company known as CCC Globalcom, Inc. (See "Plan of Operation").

      The financial statements attached hereto reflect the fact that the Company has had no operations for the last several years. If the Agreement and Plan of Merger is closed, of which there can be no assurance, the financial condition of the Company will change significantly as will the Company's capital structure, management and business operations.

 Financial Condition

       Total assets at March 31, 2000 were $4,994, all of which was cash. At March 31, 2000, the Company had no liabilities. The Company intends to use such cash to pay for various filing fees and professional fees relating to its reporting obligations and to fund the costs which may arise from seeking new business opportunities.

      A condition to the merger is that the Company's raise additional capital in the amount of approximately $1,000,000. There can be no assurance that the Company will be able to raise such additional capital.

      If the Merger is not completed, the Company will continue to seek alternative acquisitions. However, it is likely that the Company will be required to raise additional capital in order to attract any potential acquisition partner. There can be no assurance that the Company will be able to raise any additional capital. It is also likely that any future acquisition will be made through the issuance of shares of the Company's common stock which will result in the dilution of the percentage ownership of the current shareholders.

Results of Operations

      The Company has generated no revenues since the sale of the WRTI/CTR operations and assets. The Company will not generate any revenues, if ever, until and unless it acquires an operating company or raises additional capital for its own operations. There can be no assurance that either of such events will happen.

      The Company had a net loss of $1,649 for the three months ended March 31, 2000 compared to a loss of $13,356 for the three months ended March 31, 1999.

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

      In May 2000, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with CCC Globalcom, a Texas corporation which has been recently formed to engage in the telecommunications business in the United States and internationally. In the Merger Agreement the Company has agreed, subject to certain conditions, to acquire CCC Globalcom in exchange for shares of its Common Stock. There can be no assurance that the Merger will be completed. In order to complete the Merger, the Company must do the following:

      o Effect a 1-for-20 reverse split ("Reverse Split") of the Company's currently issued and outstanding shares of Common Stock and outstanding stock options.

      o Form a subsidiary company called Emerald Merger Sub. To complete the Merger, Emerald Merger Sub will merge into CCC Globalcom and CCC Globalcom will be the survivor of that Merger. As part of the Merger, all of the shares of CCC Globalcom issued at the time of the Merger will be converted into 30,250,000 shares of our Common Stock (calculated after the Reverse Split).

      o As a result of the Merger, CCC Globalcom will become a wholly-owned subsidiary of the Company.

      o The Merger is subject to a number of conditions two of the most significant of which are: (i) the raising of approximately $1,000,000 in new capital; and (ii) CCC Globalcom's acquisition of a company named Ciera Corporation.

      o CCC Globalcom was formed to engage in the telecommunications business. It has conducted no operations as of the date of this Form 10-QSB and its business plan calls for it to commence operations in the telecommunications business by acquiring other companies which are currently operating in the telecommunications business. CCC Globalcom's first acquisition will be Ciera Network Systems, Inc. The completion of the Ciera acquisition by CCC Globalcom is a condition to the closing of the Merger.

      o As a result of the Merger, the CCC Globalcom shareholders will own approximately 95% of the issued and outstanding the Company's Common Stock.

      o As a result of the Merger the officers and directors of CCC Globalcom will become the officers and directors of the Company following the Merger. Douglas P. Morris, who is currently an officer and director of the Company will remain as a director following the Merger.

      o The Company will change its name from Emerald Capital Investment, Inc. to CCC Globalcom Corporation or to some other name agreed to by the Company's shareholders.

      o The Company will seek to obtain approval of its current shareholders of the Reverse Split, the Merger, the change of management and the change of its name.

If the Merger is Not Closed

        If the Company does not complete the Merger, it will continue to be an inactive company and will continue its search for other acquisitions.

If the Merger is Closed

        If the Company does complete the Merger, it will, through our ownership of CCC Globalcom, be engaged in the telecommunications business..


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the Company's management, the Company is not a party to any legal proceeding or litigation.

Item 2.  Changes in the Rights of the Company's Security Holders.  None.

Item 3.  Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 2000.

Item 5.  Other Information.

Item 6(a). Exhibits.  None

Item 6(b). Reports on Form 8-K.  None filed.

                                   SIGNATURE

      In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 12, 2000                  EMERALD CAPITAL INVESTMENTS, INC.



                                     By   /s/ Frank H. Ross, III
                                         Frank H. Ross, III
                                         President/Principal Executive Officer



                                     By   /s/ Douglas P. Morris
                                          Douglas P. Morris
                                          Principal Financial Office