Form 10QSB
period 2000-06-30
CCC GLOBALCOM CORP
filed 2000-08-18
CIK 854164

------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-30365-C
                                  ------------


                            CCC GLOBALCOM CORPORATION
           (Name of Small Business Issuer as specified in its charter)


                    Nevada                             36-3693936
              ------------------                     --------------
      (State or other jurisdiction of               (I.R.S. employer
        incorporation or organization)              identification No.)


               16350 Park Ten Place, Suite 241, Houston, Texas 77084
               ------------------------------------------------------
                      (Address of principal executive offices)

           Registrant's telephone no., including area code: (281) 599-7878
          -----------------------------------------------------------------

                          Emerald Capital Investments, Inc.
                    536 North 100 West,  Heber City,  Utah 84032
                   ----------------------------------------------
            Former  name, former address, and former fiscal year, if changed since last report.


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

Common Stock outstanding at August 13, 2000 - 31,693,435 shares of $.001 par value Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

------------------------------------------------------------------------------

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           CCC GLOBALCOM CORPORATION


                      For the Quarter ended June 30, 2000


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
                                                                  -------------
Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheet--June 30, 2000           3

            Condensed Consolidated Statements of Operations--for the
            three months and six months ended June 30, 2000 and
            June 30, 1999                                                 4

            Condensed Consolidated Statements of Cash Flows--for the
            six months ended June 30, 2000 and June 30, 1999              5

            Notes to Condensed Consolidated Financial Statements          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8


                          PART II - OTHER INFORMATION

                                                                         Page

Item 1.           Legal Proceedings                                       9
Item 2.           Changes in the Securities                               9
Item 3.           Defaults Upon Senior Securities                         9
Item 4.           Results of Votes of Security Holders                    9
Item 5.           Other Information                                       9
Item 6(a).        Exhibits                                                9
Item 6(b).        Reports on Form 8-K                                     9

                                                     CCC GLOBALCOM CORPORATION
                                          Condensed Consolidated Balance Sheet
                                                                 June 30, 2000
                                                                   (Unaudited)
-------------------------------------------------------------------------------

     Assets:

Current assets:
   Cash                                                      $ 1,101,378
   Accounts receivable                                           430,057
   Inventory                                                         375
   Prepaid expenses                                               14,250
                                                            ------------

         Total current assets                                  1,546,060

Property and equipment, net                                       94,522
Intangible asset, net                                            465,510
                                                            ------------

         Total assets                                        $ 2,106,092
                                                            ------------

         Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                          $   287,325
   Accrued liabilities                                            39,132
   Short-term notes payable                                      308,650
                                                            ------------

         Total current liabilities                               635,107

Long-term note payable                                             8,025
                                                            ------------

         Total liabilities                                       643,132
                                                            ------------

Stockholders' equity:
   Common stock - par value $.001 per share. Authorized
     100,000,000 shares; issued and outstanding
     31,693,435 shares                                           31,693
   Additional paid-in capital                                  2,441,353
   Accumulated deficit                                        (1,010,086)
                                                            ------------

         Total stockholders' equity                            1,462,960
                                                            ------------

         Total liabilities and stockholders' equity          $ 2,106,092
                                                            ------------

                                                     CCC GLOBALCOM CORPORATION
                                Condensed Consolidated Statement of Operations
                                                                   (Unaudited)
------------------------------------------------------------------------------




                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                          -----------------------------------------------------
                                 2000         1999       2000        1999
                          -----------------------------------------------------

Revenue                   $    494,383    $     -   $ 625,636     $    1,521
Cost of goods sold             318,663          -     440,848          8,032
                          -----------------------------------------------------

      Gross margin             175,720          -     184,788         (6,511)

General and administrative
  expenses                   (230,861)          -   (461,960)       (258,417)
                          -----------------------------------------------------

      Loss from operations    (55,141)          -   (277,172)       (264,928)
                          -----------------------------------------------------

Other income (expense):
   Interest expense              (146)          -     (2,575)           -
   Interest income                 784          -      1,878            -
   Other income (expense)        5,431          -     (4,409)           -
                          -----------------------------------------------------
                                 6,069          -     (5,106)           -
                          -----------------------------------------------------

    Loss before income tax     (49,072)         -   (282,278)       (264,928)


Income tax benefit                   -          -        -              -
                          -----------------------------------------------------

      Net loss            $   (49,072)   $      -  $(282,278)    $ (264,928)
                          -----------------------------------------------------

Net loss per share -
  basic and diluted               (.0)         .0       (.01)          (.01)
                          -----------------------------------------------------

Weighted average shares -
  basic and diluted         24,216,667  21,200,000  22,708,332     21,200,000
                          -----------------------------------------------------

                                                     CCC GLOBALCOM CORPORATION

                                Condensed Consolidated Statement of Cash Flows
                                                                   (Unaudited)
------------------------------------------------------------------------------



                                                    Six Months Ended
                                                        June 30,
                                                   2000          1999
                                              --------------------------
Cash flows from operating activities:
   Net loss                                    $(282,278) $    (264,928)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization               10,519            605
      (Increase) decrease in:
         Accounts receivable                    (407,875)        (4,855)
         Inventory                                     -           (375)
         Prepaid expenses                        (11,892)            -
         Other assets                              5,000        (14,630)
      Increase (decrease) in:
         Accounts payable                        233,032         22,960
         Accrued liabilities                     (24,493)        36,900
                                              --------------------------

             Net cash used in
             operating activities                (477,987)      (224,323)
                                              --------------------------

Cash flows from investing activities-
   Purchase of property and equipment            (24,533)       (37,180)
   Acquisition of intangible                    (150,000)           -
                                              --------------------------

            Net cash used in
            operating activities                (174,533)       (37,180)
                                              --------------------------

Cash flows from financing activities:
   Payments on short-term notes payable           (6,860)            -
   Proceeds from issuance of stock              1,644,046        483,000
   Payments on long-term debt                    (18,364)            -
   Proceeds from long-term debt                      -             8,500
                                              --------------------------

            Net cash provided by
            financing activities                1,618,822        491,500
                                              --------------------------

            Net increase in cash                  966,302        229,997

   Cash, beginning of period                      135,076           -
                                              --------------------------
   Cash, end of period                         $1,101,378 $      229,997
                                              --------------------------

                                Condensed Consolidated Statement of Cash Flows
                                                                     Continued
                                                                   (Unaudited)
-------------------------------------------------------------------------------



Supplemental disclosure of non cash investing and financing activities:
   During the six months ended June 30, 2000, CCC Globalcom purchased the assets of Virtual Network Company & Local Network, Inc. for cash plus a note payable totaling $315,510.

                                                   Six Months Ended
                                                       June 30,
                                             ---------------------------------
                                                   2000               1999
                                             ---------------------------------
   Supplemental disclosure of cash flow information:

      Interest Paid:                           $     2,575       $     -
      Income Tax Paid                          $       -         $     -

                                                     CCC GLOBALCOM CORPORATION

                          Notes to Condensed Consolidated Financial Statements

------------------------------------------------------------------------------



      (1) On June 9, 2000, CCC Globalcom (formerly Emerald Capital Investments, Inc.) (Emerald) merged in CCC Globalcom (CCC) (a nonoperating entity which had previously merged in Ciera Network Systems, Inc. (Ciera) (the Operating Company) (the Acquiree) (collectively the Company). The terms of the agreement provide that the stockholders of the Acquiree received 30,250,000 shares (post reverse split) of Emerald common stock.

            The condensed consolidated financial statements at June 30, 2000 and 1999 assume the acquisition of Emerald by the Acquiree, occurred January 1, 1999. Because the shares issued in the acquisition of the Acquiree represent control of the total shares of Emerald's common stock issued and outstanding immediately following the acquisition, the Acquiree is deemed for financial reporting purposes to have acquired Emerald in a reverse acquisition. The business combination has been accounted for as a recapitalization of Emerald giving effect to the acquisition of 100% of the outstanding common shares of the Acquiree. The surviving entity reflects the assets and liabilities of Emerald and the Acquiree at their historical book value and the historical operations of the Company is that of the Acquiree's. The issued common stock is that of Emerald and the accumulated deficit is that of the Acquiree. The statement of operations is that of the Acquiree for the three and six month periods ended June 30, 2000 and 1999 and that of Emerald from June 9, 2000 (date of acquisition) through June 30, 2000. Separate breakout of operations for Emerald have not been presented as the amounts not related to the Acquiree are immaterial.


      (2) During the period ended June 30, 2000 the Company had a reverse stock split of 1 share for 20 shares. All earnings (loss) per share reflect the reverse stock split as if it had taken place January 1, 1999.


      (3) The unaudited financial statements include the accounts of CCC Globalcom, Inc. and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2000 and the results of operations and changes in financial position for the three month and six month periods ended June 30, 2000. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.


      (4) Loss per common share is based on the weighted average number of shares outstanding during the period.

                                    ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      CCC Globalcom Corporation (the "Company") was, prior to June 12, 2000, named Emerald Capital Investments, Inc. On June 9, 2000, the Company commenced operations in the telecommunications industry through the acquisition of CCC Globalcom, Inc. a Texas corporation ("CCC Texas"). CCC Texas was formed in 1999 to commence operations in the telecommunications industry. CCC Texas has conducted no operations except for its acquisition of Ciera Network Systems, Inc. ("Ciera"). Ciera commenced operations in 1999. Currently, all of the Company's operations are conducted by Ciera. The Company's acquisition of CCC Texas, and as result of such acquisition, the acquisition of Ciera, is accounted for as a reverse merger. Accordingly, for accounting purposes, Ciera is deemed to be the survivor of such acquisitions and the financial statements included in this Form 10-QSB for quarters in 1999 are the financial statements of Ciera. The financial statements for the quarters in 2000 are consolidated financial statements of CCC Texas and Ciera for the entire period and the financial statements of Emerald since June 9, 2000, the date of the merger.

      We have only recently commenced operations in the telecommunications industry, and we are a switchless or non-facilities based company offering residential customers and small to medium sized businesses a wide variety of bundled voice and data telecommunications services. We are primarily a reseller of voice and data telecommunications services. Our services include but are not limited to, the following:

         o   local telephone service,

         o   long distance telephone services;

         o   internet service;

         o   paging;

         o   voice messaging; and

         o   archive data backup and recovery.

      We  intend  to  expand  our  operations  through   acquisitions  of  other
telecommunications companies located in the United States, South and Central America and elsewhere. The key elements of our business strategy are to:

o focus on residential and small and medium-sized business customers in select United States and foreign markets;

o develop a flexible, technologically advanced telecommunications network in a capital-efficient manner through reselling telecommunication services and products in a seemless method;

o    provide  our  customers  a  complete   telecommunications   solution  at  a
     competitive price with superior customer service;

o    maintain customer loyalty;

o    employ a team sales approach to cross-sell  multiple products and services;
     and

o expand through acquiring other operating telecommunications companies or their assets.

Results of Operations

      Our revenues are derived from the sale of telecommunications services to residential and business customers. Currently we have a limited number of customers and are primarily conducting operations in the State of Texas. Our business plan includes plans for expansion into states and various Latin American countries. Although our subsidiary Ciera commenced operations in 1999, we continue to be in early stages of development and our future revenues are dependent upon our ability to expand our customer base either through internally generated growth or through acquisitions. We have recently acquired the customer base of Virtual Network Company. This customer base consists of approximately 4,000 customers.

      Because we have been operating in the telecommunication industry for less than a year and because we are still in the early stages of pursuing our business plan, the comparative numbers between 1999 and 2000 are not a meaningful indication of future results.

      Net Revenues Net revenues for the three months ended June 30, 2000 were $494,383 compared to no revenues for the three months ended June 30, 1999. Net revenues for the six months ended June 30, 2000 were $625,636 compared to $1,521 for the six months ended June 30, 1999. Revenues are derived from the sale of telecommunications services. The increase in net revenues for both the three months and six months ended June 30, 2000 compared to the three and six months ended June 1999 was primarily attributed to the fact that 1999 was a period of start-up while operations in 2000, included internally generated customer growth attributing to increased revenues.

      Cost of Sales. For the three months ended June 30, 2000, our cost of sales were $318,663. For the six months ended June 30, 2000, our cost of sales were $440,848 compared to $8,032 for the six months ended June 30, 2000.

      General and Administrative Expenses. General and administrative (G&A) expenses were 47% of revenue for the three months ended June 30, 2000. G&A expenses for the six months ended June 30, 2000 were 74 % of revenue.

      Net Loss. We had a net loss of $49,072 for the three months ended June 30, 2000. We had a net loss of $282,278 for the six months ended June 30, 2000 compared to a net loss of $264,928 for the six months ended June 30, 1999.

Liquidity and Capital Resources

      At June 30, 2000, our working capital was $911,290. In June, 2000, we completed a private placement of our common stock pursuant to which we received $1,500,000 in gross offering proceeds.

      At June 30, 2000, we had total assets of $2,106,092, total liabilities of $643,132 and stockholders equity of $1,462,960. Our total assets included $465,510 attributed to intangible assets. Our intangible assets principally consisted of the customer list purchased from Virtual Network Company.

      Our primary needs for capital are to fund acquisitions, purchase equipment, and fund operations until we operate at a profit. We anticipate that we will continue to operate at a deficit for at least the remaining of fiscal 2000.

      We do not currently have a line of credit or other access to debt financing and our ability to expand will, at least for the foreseeable future, be dependent upon our ability to sell shares of our common stock.

Forward-Looking Statements

      This Quarterly Report contains "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements included in this Quarterly Report, other than statements of historical facts, are forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management.

      Certain statements contained in this Quarterly Report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend," "estimate," "expect," "project" and words of similar import, constitute forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

      o  our limited operating history and expectation of operating losses;

      o the availability and terms of the significant additional capital required to fund our expansion;

      o  our reliance on third party vendors and suppliers;

      o  the extensive competition we expect to face in each of our  markets;

      o  our dependence on sophisticated information and processing systems;

      o  our ability to manage growth;

      o our ability to access markets and obtain any required governmental authorizations, franchises and permits, in a timely manner, at reasonable costs and on satisfactory terms and conditions;

      o our ability to attract customers away from their existing telecommunications providers;

      o  technological change; and

      o changes in, or the failure to comply with, existing government regulations.

      All forward-looking statements speak only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this Quarterly Report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the Company's management, the Company is not a party to any legal proceeding or litigation.

Item 2.  Changes in the Rights of the Company's Security Holders.  None.

Item 3.  Defaults by the Company on its Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders. A Special Meeting of Stockholders was held June 9, 2000, at which the following matters were voted upon:

           1. A proposal to effect a 1-for-20 reverse split of the issued and outstanding shares of the Company's common stock.

           2. A proposal to reincorporate the Company in the State of Nevada and in connection therewith to change the Company's name to CCC Globalcom Corporation.

           3. A proposal to approve an Agreement and Plan of Merger (the "Merger Agreement") between the Company and CCC Globalcom, Inc. ("CCC Globalcom") and the acquisition ("Merger") of CCC Globalcom by the Company. In connection with the Merger, the Company issued to the shareholders of CCC Globalcom approximately 30,250,000 shares of its common stock, calculated after the proposed 1-for-20 reverse stock split discussed in Proposal 1 of this Proxy Statement.

           4. The election of directors.

      All proposals were approved by the Company's shareholders and the results of the voting were as follows:

Item:                                  For:           Against:        Abstain:
-------------------------------------------------------------------------------
Reverse Stock Split                 4,722,334            0            12,000
Reincorporation and Name Change     4,722,334            0            12,000
Merger Transaction
                                    4,722,334            0               0
Election of Directors
Ziad A.  Hakim                      4,722,334         12,000             0
Paul Licata                         4,722,334         12,000             0
Douglas P.  Morris                  4,734,334            0               0


      Item 5.   Other Information.

      Item 6(a)  Exhibits.  Schedule 27 - Financial Data Schedule.

      Item 6(b). Reports on Form 8-K. The Company filed the following Form 8-K's during the quarter ended June 30, 2000:

             May 23, 2000. This Form 8-K was filed to report on the Company's execution of an Agreement and Plan of Merger with privately held CCC Globalcom, Inc., a Texas corporation.

             June 14, 2000. This Form 8-K was filed to report the completion of the reverse, split, change of name and domicile and the Merger which are further described and referred to above.

                                    SIGNATURE

     Pursuant to the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 17, 2000               CCC GLOBALCOM CORPORATION


                                     By   /s/ Ziad A. Hakim
                                     -----------------------------------------
                                          Ziad A. Hakim
                                          CEO/Principal Executive Officer
                                          Principal Financial Officer