Form 10QSB
period 2000-09-30
CCC GLOBALCOM CORP
filed 2000-11-14
CIK 854164

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-30365-C
                                  ------------


                            CCC GLOBALCOM CORPORATION
           (Name of Small Business Issuer as specified in its charter)


               Nevada                                  36-3693936
          ------------------                          -------------
    (State or other jurisdiction of                 (I.R.S. employer
     incorporation or organization                 identification No.)


              16350 Park Ten Place, Suite 241, Houston, Texas 77084
             -------------------------------------------------------
                    (Address of principal executive offices)


         Registrant's telephone no., including area code: (281) 599-7878
      ---------------------------------------------------------------------


                                 Not Applicable
                                ----------------
              Former name, former address, and former fiscal year,
                          if changed since last report.


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

Common Stock outstanding at November 13, 2000 - 31,592,412 shares of $.001 par value Common Stock.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           CCC GLOBALCOM CORPORATION


                   For the Quarter ended September 30, 2000


      The following financial statements and schedules of the registrant are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
                                                                 --------------
Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheet--September 30, 2000      3

            Condensed Consolidated Statements of Operations--for the      4
            three months and nine months ended September 30, 2000 and September 30, 1999

            Condensed Consolidated Statements of Cash Flows--for the
            nine months ended September 30, 2000 and September 30, 1999   5

            Notes to Condensed Consolidated Financial Statements          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8


                          PART II - OTHER INFORMATION

                                                                        Page
                                                                      --------
Item 1.           Legal Proceedings                                      13
Item 2.           Changes in the Securities                              13
Item 3.           Defaults Upon Senior Securities                        13
Item 4.           Results of Votes of Security Holders                   13
Item 5.           Other Information                                      13
Item 6(a).        Exhibits                                               14
Item 6(b).        Reports on Form 8-K                                    14

                                                     CCC GLOBALCOM CORPORATION
                                          Condensed Consolidated Balance Sheet
                                                            September 30, 2000
                                                                   (Unaudited)
_______________________________________________________________________________


         Assets
        --------
Current assets:
   Cash                                                      $   554,547
   Accounts receivable, net                                      547,764
   Inventory                                                         375
   Prepaid expenses                                               14,250
                                                             -----------

         Total current assets                                  1,116,936

Property and equipment, net                                      121,497
Intangible asset, net                                            396,100
                                                             -----------

         Total assets                                        $ 1,634,533
                                                             -----------


         Liabilities and Stockholders' Equity
        --------------------------------------
Current liabilities:
   Accounts payable                                          $   617,119
   Accrued liabilities                                            49,840
   Short-term notes payable                                      272,034
                                                             -----------

         Total current liabilities                               938,993

Long-term note payable                                             8,025
                                                             -----------

         Total liabilities                                       947,018
                                                             -----------

Stockholders' equity:
   Common stock - par value $.001 per share. Authorized
    100,000,000 shares; issued and outstanding 31,693,435
     shares                                                       31,693
   Additional paid-in capital                                  2,441,353
   Accumulated deficit                                        (1,785,531)
                                                             -----------

         Total stockholders' equity                              687,515
                                                             -----------

         Total liabilities and stockholders' equity          $ 1,634,533
                                                             -----------


------------------------------------------------------------------------------
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                     CCC GLOBALCOM CORPORATION
                                Condensed Consolidated Statement of Operations
                                                                   (Unaudited)
------------------------------------------------------------------------------


                              Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                           -------------------------------------------------
                                2000         1999       2000        1999
                           -------------------------------------------------

Revenue                   $    653,822   $  29,009   $1,279,458   $ 30,530
Cost of goods sold             483,812      14,515      924,660     22,547
                           -------------------------------------------------

      Gross margin             170,010      14,494      354,798      7,983

General and administrative
  expenses                    (952,839)   (225,095)  (1,414,799)  (483,512)
                           -------------------------------------------------

      Loss from operations    (782,829)   (210,601)  (1,060,001)  (475,529)
                          --------------------------------------------------

Other income (expense):
   Interest expense               -            (11)      (2,575)       (11)
   Interest income               5,792       4,220        7,670      4,220
   Other income (expense)        1,592           -       (2,817)       -
                          --------------------------------------------------
                                 7,384       4,209        2,278      4,209
                          --------------------------------------------------

     Loss before income tax   (775,445)   (206,392)  (1,057,723)  (471,320)

Income tax benefit                   -           -          -           -
                          --------------------------------------------------

      Net loss            $   (775,445) $ (206,392) $(1,057,723) $(471,320)
                          --------------------------------------------------

Net loss per share -
  basic and diluted       $      (.02)  $    (.01)  $     (.03)  $    (.02)
                          --------------------------------------------------

Weighted average shares -
  basic and diluted         31,693,000   21,200,000   31,167,000  21,200,000
                          ---------------------------------------------------


------------------------------------------------------------------------------
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                     CCC GLOBALCOM CORPORATION
                                Condensed Consolidated Statement of Cash Flows
                                                                   (Unaudited)
------------------------------------------------------------------------------



                                                         Nine Months Ended
                                                           September 30,
                                                        2000          1999
                                                   --------------------------
Cash flows from operating activities:
   Net loss                                         $(1,057,723)  $ (471,320)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                      67,610       19,341
      (Increase) decrease in:
         Accounts receivable                           (525,582)     (12,767)
         Inventory                                         -            (375)
         Prepaid expenses                               (11,892)     (17,696)
         Other assets                                     5,000
      Increase (decrease) in:
         Accounts payable                               562,826       95,490
         Accrued liabilities                            (13,785)       1,115
                                                   --------------------------

                   Net cash used in
               operating activities                    (973,546)    (386,212)
                                                   --------------------------

Cash flows from investing activities-
   Purchase of property and equipment                   (72,499)     (88,550)
   Acquisition of intangible assets                    (116,690)     (90,200)
                                                   --------------------------

                   Net cash used in
               operating activities                    (189,189)    (178,750)
                                                   --------------------------

Cash flows from financing activities:
   Payments on short-term notes payable                 (43,476)        -
   Proceeds from issuance of stock                    1,644,046      589,000
   Payments on long-term debt                           (18,364)        -
   Proceeds from long-term debt                            -          18,330
                                                   --------------------------

            Net cash provided by
            financing activities                      1,582,206     607,330
                                                   --------------------------

            Net increase in cash                        419,471      42,368

   Cash, beginning of period                            135,076        -
                                                   --------------------------

   Cash, end of period                               $  554,547   $  42,368
                                                   --------------------------


------------------------------------------------------------------------------
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                     CCC GLOBALCOM CORPORATION
                                Condensed Consolidated Statement of Cash Flows
                                                                     Continued
                                                                    Unaudited)
------------------------------------------------------------------------------



   Supplemental  disclosure  of non cash  investing  and  financing  activities:
   During the nine months ended September 30, 2000, CCC Globalcom purchased the assets of Virtual Network Company & Local Network, Inc. for cash plus a note payable totaling $283,200.


                                                       Nine Months Ended
                                                         September 30,
                                                 ----------------------------
                                                      2000           1999
                                                 ----------------------------
Supplemental disclosure of cash flow information:

   Interest paid                                  $   2,575      $     11
                                                 ----------------------------

   Income taxes paid                              $     -        $      -
                                                 ----------------------------





------------------------------------------------------------------------------
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                     CCC GLOBALCOM CORPORATION
                          Notes to Condensed Consolidated Financial Statements



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

    The condensed consolidated financial statements at September 30, 2000 & 1999 assume the acquisition of Emerald by the Acquiree, occurred January 1, 1999. Because the shares issued in the acquisition of the Acquiree represent control of the total shares of Emerald's common stock issued and outstanding immediately following the acquisition, the Acquiree is deemed for financial reporting purposes to have acquired Emerald in a reverse acquisition. The business combination has been accounted for as a recapitalization of Emerald giving effect to the acquisition of 100% of the outstanding common shares of the Acquiree. The surviving entity reflects the assets and liabilities of Emerald and the Acquiree at their historical book value and the historical operations of the Company is that of the Acquiree's. The issued common stock is that of Emerald and the accumulated deficit is that of the Acquiree. The statement of operations is that of the Acquiree for the three and nine month periods ended September 30, 2000 and 1999 and that of Emerald from June 9, 2000 (date of acquisition) through September 30, 2000. Separate breakout of operations for Emerald have not been presented as the amounts not related to the Acquiree are immaterial.

(2) During the period ended September 30, 2000 the Company had a reverse stock split of 1 share for 20 shares. All earnings (loss) per share reflect the reverse stock split as if it had taken place January 1, 1999.

(3) The unaudited financial statements include the accounts of CCC Globalcom, Inc. and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2000 and the results of operations and changes in financial position for the three month and nine month periods ended September 30, 2000. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

(4) Loss per common share is based on the weighted average number of shares outstanding during the period. Common stock equivalents are not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

(5) Subsequent to the period ended September 30, 2000 the Company completed a private stock placement in which 633,200 shares of common stock were issued at a price of $3.00 per share. Gross proceeds were $1,899,600. The proceeds will be used by the Company to meet general working capital requirements.

(6) Subsequent to the year ended September 30, 2000 the Company entered into an agreement to purchase 100% of the preferred and common stock of Telecom Network Systems International, Inc. (TNS). If the acquisition is completed as currently planned, the Company will be required to pay approximately $400,000 in cash and issue 1,018,182 shares of CCC Globalcom common stock.

                                    ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      CCC Globalcom Corporation (the "Company") was, prior to June 12, 2000, named Emerald Capital Investments, Inc. On June 9, 2000, the Company commenced operations in the telecommunications industry through the acquisition of CCC Globalcom, Inc. a Texas corporation ("CCC Texas"). CCC Texas was formed in 1999 to commence operations in the telecommunications industry. CCC Texas has conducted no operations except for its acquisition of Ciera Network Systems, Inc. ("Ciera"). Ciera commenced operations in 1999. Currently, all of the Company's operations are conducted by Ciera. The Company's acquisition of CCC Texas, and as result of such acquisition, the acquisition of Ciera, is accounted for as a reverse merger. Accordingly, for accounting purposes, Ciera is deemed to be the survivor of such acquisitions and the financial statements included in this Form 10-QSB for quarters in 1999 are the financial statements of Ciera. The financial statements for the three and nine month periods in 2000 are consolidated financial statements of CCC Texas and Ciera for the entire period and the financial statements of Emerald since June 9, 2000, the date of the merger.

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

Results of Operations

      Our revenues are derived from the sale of telecommunications services to residential and business customers. Currently we have a limited number of customers and are primarily conducting operations in the State of Texas. Our business plan includes plans for expansion into states and various Latin American countries. Although our subsidiary Ciera commenced operations in 1999, we continue to be in early stages of development and our future revenues are dependent upon our ability to expand our customer base either through internally generated growth or through acquisitions. Effective June 30, 2000, we have acquired the customer base of Virtual Network Company. This customer base consists of approximately 4,000 customers.

      In October 2000, we entered into an agreement to purchase Telecom Network Systems, Inc. ("TNS"). The assets of TNS include telecommunications switches, earth stations and debit card platforms. TNS current has approximately 6,000 customers. TNS offers a variety of prepaid telecommunications services such as prepaid calling cards, long distance, internet and voice mail. TNS also offers telecommunications services which are not prepaid but which are paid for after billing statements are sent to customers. The acquisition of TNS is subject to a number of conditions and there can be no assurance that the acquisition will be closed.

      Because we have been operating in the telecommunication industry only since January, 1999, and because we are still in the early stages of pursuing our business plan, the comparative numbers between 1999 and 2000 are not a meaningful indication of future results.

      Net Revenues for the three months ended September 30, 2000 were $653,822 compared to $29,009 for the three months ended September 30, 1999. Net revenues for the nine months ended September 30, 2000 were $1,279,458 compared to $30,530 for the nine months ended September 30, 1999. Revenues are derived from the sale of telecommunications services. The increase in net revenues for both the three months and nine months ended September 30, 2000 compared to the three and nine months ended June 30, 1999 was primarily attributed to the fact that 1999 was a period of start-up while operations in 2000, included internally generated customer growth attributing to increased revenues.

      Cost of Sales. For the three months ended September 30, 2000, our cost of sales were $483,812 compared to $14,515 for the three months ended September 30, 1999.. For the nine months ended September 30, 2000, our cost of sales were $924,660 compared to $22,547 for the nine months ended September 30, 1999. The increase in costs of sales for both the three months and nine months ended September 30, 2000 compared to the three and nine months ended June 30, 1999 was primarily attributed to the fact that 1999 was a period of start-up while operations in 2000, included internally generated customer growth attributing to increased revenues with attendant increased costs of sales.

      Gross Margins. Gross margins were $170,010 for the three months and $354,798 for the nine months ended September 30, 2000 compared to $14,494 for the three months and $7,983 for the nine months ended September 30, 1999. This significant increase is the result of a significant increase in revenues relating to the startup of our operations during the last year.

      General and Administrative Expenses. General and administrative (G&A) expenses were 146% of revenue for the three months ended September 30, 2000 and 111% of revenue for the nine months ended September 30, 2000. G & A expenses increased from $225,095 for the three months ended September 30, 1999 to $952,839 to the three months ended September 30, 2000 and from $483,512 for the nine months ended September 30, 1999 to $1,414,799 to the nine months ended September 30, 2000. The increase in G & A expenses was attributed to an overall increase in operations, other activities, staffing and professional fees. We anticipate that the total dollar amount of G & A expenses will continue to increase as operations increase through acquisitions or internal growth.

      Net Loss. We had a net loss of $775,445 for the three months and $1,057,723 for the nine months ended September 30, 2000 compared to a net loss of $206,392 for the three months and $471,320 for the nine months ended September 30, 1999. The increase in total net loss was the result of overall increased operations related to the increase of our overall operations during the last year.

Liquidity and Capital Resources

      At September 30, 2000, our working capital was $177,943. In June, 2000, we completed a private placement of our common stock pursuant to which we received $1,500,000 in gross offering proceeds. In October 2000 we completed a second round of equity financing which we received gross offering proceeds of $1,894,600.

      At September 30, 2000, we had total assets of $1,634,533, total liabilities of $947,018 and stockholders equity of $687,515. Our total assets included $396,100 attributed to intangible assets. Our intangible assets principally consisted of the customer list purchased from Virtual Network Company.

      Our primary needs for capital are to fund acquisitions, purchase equipment, and fund operations until we operate at a profit. We anticipate that we will continue to operate at a deficit for at least the first or second quarter of fiscal 2001.

      With the net proceeds received in our most recent private placement, we anticipate we can fund our current operations for approximately nine months. We will be required to obtain capital in order to continue to operate subsequent to that date.

      We do not currently have a line of credit or other access to debt financing and our ability to expand will, at least for the foreseeable future, be dependent upon our ability to sell shares of our common stock, of which there can be no assurance.

      In order for us to commence profitable operations we need to increase our revenues. We believe that one of the most effective way of increasing revenues is to acquire existing operating telecommunication companies. Acquisitions will require the issuance of securities, which will dilute the percentage share ownership fo existing shareholders.

      If the acquisition of TNS (described above) is completed, we will be required to pay approximately $400,000 in cash and 1,018,182 shares of CCC Globalcom Common Stock to purchase the capital stock of TNS. The purchase price is subject to Buyer due diligence and could change.

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

     Item 2. Changes in Securities and Use of Proceeds. During the quarter ended June 30, 2000, the Company sold 1,000,000 shares of its common stock at the price of $1.50 per share. Gross offerings proceeds were $1,500,000. The Company paid the Placement Agent, ACAP Financial, a ten percent commission totaling $150,000. Additional offering costs for legal, accounting, printing and other expenses attributed to the offering were approximately $46,000 leaving net proceed of approximately $1,304,000. The net proceeds are being used by the company as general working capital.

     In October 2000, we completed a second private placement in which we sold 633,200 shares of our common stock at the price of $3.00 per share. Gross offerings proceeds were $1,899,600. The Company paid the Placement Agent, ACAP Financial, an eight percent commission totaling $151,968. Additional offering costs for legal, accounting, printing and other expenses attributed to the offering were approximately $40,032 leaving net proceed of approximately $1,707,600. The net proceeds are being used by the company as general working capital.

     Substantially all of the purchasers of the shares sold in the two private placements described in this Item 2 were accredited investors as that term is defined in Regulation D promulgated by the Securities and Exchange Commission. Both of the private placements described in this Item are believed to be exempt from registration under Rule 506 of Regulation D as securities sold in a non-public offering.

      Item 3.  Defaults by the Company on its Senior Securities.  None.

      Item 4.  Submission of Matters to Vote of Security Holders. None.

     Item 5. Other Information. On October 30, 2000, Gary A. Allcorn was appointed as the Company's Chief Financial Officer. Mr. Allcorn most recently served as the Senior Vice President and Chief Financial Officer of DXP Enterprises, Inc. Mr. Allcorn is a licensed CPA and he earned his accounting degree and MBA degree from Texas A & M University.

     Item 6(a) Exhibits. Schedule 27 - Financial Data Schedule.

     Item 6(b). Reports on Form 8-K. .None filed during the quarter ended September 30, 2000.


                                    SIGNATURE

     Pursuant to the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 13, 2000                  CCC GLOBALCOM CORPORATION


                                          By: /s/ Ziad A. Hakim
                                          -------------------------------------
                                              Ziad A. Hakim
                                              CEO/Principal Executive Officer


                                          By: /s/ Gary A. Allcorn
                                          -------------------------------------
                                              Gary A. Allcorn
                                              CFO/Principal Financial Officer