Form 10KSB
period 2000-12-31
CCC GLOBALCOM CORP
filed 2001-04-03
CIK 854164

==============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number _______


                            CCC GLOBALCOM CORPORATION
           (Name of Small Business Issuer as specified in its charter)


            Nevada                                       36-3693936
     -------------------------                        --------------------
      (State or other jurisdiction of                  (I.R.S. employer
       incorporation or organization)                  identification No.)


                          16350 Park Ten Place, Suite 241
                                   Houston, Texas
                                   --------------

                                     (Zip Code)
                                       -------
                                        77084
                      (Address of principal executive offices)

           Issuer's telephone number, including area code:  (281) 579-7878


     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

      Securities registered pursuant to Section 12(g) of the Exchange Act: None

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes x/ No
 .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The Issuer's revenues for the fiscal year ended December 31, 2000 were $1,827,364.

      As of March 27, 2001, 32,241,403 shares of the Issuer's common stock were issued and outstanding of which 10,286,389 were held by non-affiliates. As of March 27, 2001, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by the OTC Electronic Bulletin Board of $4.00) was approximately $41,145,556.


                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

      CCC Globalcom Corporation, a Nevada Corporation ("the Company") is engaged in the telecommunications industry. The Company's operations are primarily conducted by CCC Globalcom, a Texas corporation ("CCC Texas") and by Ciera Network Systems, Inc., a Texas corporation ("Cierra") which is a subsidiary of CCC Texas.

      We commenced operations in the telecommunications industry on June 9, 2000 when we acquired CCC Texas and its subsidiary Ciera. CCC Texas was incorporated in the State of Texas on August 9, 1999 to engage in the telecommunications industry. CCC Texas has not conducted any operations except for (i) developing a business plan; (ii) acquiring Ciera. and (iii) identifying additional acquisition targets and commencing discussions with the principals of such acquisitions targets. Througout the 10-KSB when we use the term "we", we are referring to the Company and its subsidiaries.

      We are a switchless or non-facilities based company which means we primarily resell communication services we buy from other providers on a wholesale basis. These other providers may or may not be transparent to our customers, however, it is intended that the majority of the products and services will be private labeled to carry the CCC Globalcom name and logo, creating name recognition and market presence for our product.

      Our initial primary business strategy is to offer "CLEC" services (Competitive Local Exchange Companies) in the United States and internationally. We also offer or intend to offer a wide variety of communication services such as voice, data and broadband communication services. We offer these services to customers on a single bill ("bundled services").

      We have recently commenced operations in Columbia, South America through our wholly-owned subsidiary with the construction of our first calling center. We have been approved by Capitel Telecom for four additional "Communications Centers and anticipate that we will commence construction on these additional calling centers in the near future.

Business Strategy

      We seek to be a leading provider of telecommunications services to residential and small and medium-sized business customers in select markets. To achieve this goal, we are pursuing the following strategies:

o Focus on Underserved Small and Medium-sized Business Customers in Select Markets - Small and Medium-sized Businesses. We focus on meeting the needs of small and medium- sized business customers in the markets in which we compete. Our typical customer does not employ a dedicated telecommunications manager and has fewer than 50 access lines. We provide these customers with the opportunity to purchase a comprehensive package of telecommunications products and services from a single source. We believe that these business customers have traditionally been underserved by the incumbent telephone companies. We believe that our potential customers frequently do not receive competing proposals and that we face a level of competition far below that experienced by integrated communications providers competing for larger customers.

o Relationship with Incumbent Telephone Company. Our business is currently concentrated in Southwest Bell territory, which allows us to:

o develop key business practices based on our familiarity with Southwest Bell that speed our ability to install access lines;

o    address the competitive  strengths and weaknesses of our major  competitor;
     and

o    build business relationships with key Southwest Bell contacts.


o Deploy a Flexible, Technologically Advanced Network in a Capital-efficient Manner . We are building our network of providing services on a resell basis by selecting vendors that offer advanced communications equipment and products with the flexibility to meet the current and future needs of our customers. We believe that our network deployment strategy will reduce our initial capital expenditures, provide us with better control of customer service and reduce our time to market. This strategy is built on several principles including:

o Provide a Complete Telecommunications Solution at a Competitive Price with Superior Customer Service. We believe that residential and small and medium-sized business customers want bundled services from a single source with competitive pricing and exceptional customer service. Our customers require a complete range of advanced data, Internet, local and long distance services. They typically prefer to purchase these services from a single provider rather than from multiple providers.

o Competitive Pricing. Residential and small and medium-sized businesses require customized services at competitive prices, which we believe are not being provided by the incumbent telephone companies. Government regulations require incumbent telephone companies to provide service to an entire community and therefore they are not able to focus on a particular market to provide the most cost-effective services. We believe that our ability to focus on the small and medium-sized business market segment allows us to provide more competitive prices. We can also provide cost-effective service because our equipment and systems are more technologically advanced, and we have less overhead.

o Superior Customer Service. We seek to provide a higher level of customer service than our small and medium-sized customers have traditionally experienced. We develop long-term relationships with our customers by acting as their telecommunications manager and by staying in close and regular contact with them. We provide superior customer service at the local level including: - a dedicated account manager responsible for proactive customer management and responding to customer needs; - local sales representatives who understand the needs of small businesses in a particular locality; - rapid, on-site response to service problems from our local technicians; and - leading operational and billing support systems that facilitate exceptional customer service.

o Cross-sell to Our Own Customers. Our sales and service relationship enables us to cross-sell voice and data services to our customers. This provides us an attractive base of target customers for our voice and data services.

o Improve Customer Service and Maintain Customer Loyalty. Frequent contact with our customers allows us to build a close customer relationship and provide a high level of customer service. Frequent customer contact also helps us to anticipate changing customer needs, respond quickly to customer concerns and learn about proposals from competitors. In addition, these companies provides us with rapid access to quality field service technicians

Industry Background and Government Regulation

      The telecommunications industry's structure has until recently been formed by a 1982 court decree (the "Consent Decree") between AT&T and the United States Department of Justice which required the divestiture by AT&T of its Bell operating companies and divided the country into 201 Local Areas and Transport Areas ("LATA's"). The 22 Bell operating companies, which were combined into seven Regional Bell Operating Companies ("RBOCs"), were allowed to provide local telephone service, local access service to long distance carriers and service within LATAs ("intraLATA service"). However, the right to provide service between LATAs ("InterLATA service") was restricted to AT&T and other long distance carriers.

      Before the break-up of AT&T, AT&T had a near monopoly on all long distance service in the United States. Deregulation provided an opportunity for firms offering superior service and pricing to enter the long distance market and enabled the creation of significant companies such as MCI, Sprint, WorldCom and Frontier.

         To  encourage  competition  in the long  distance  market,  the Consent
Decree and certain FCC regulations require most RBOCs and other local exchange carriers ("LECs") to provide access to local exchange services that is "equal in type, quality and price" to that provided to AT&T and with the opportunity to be selected by customers as their preferred long distance carrier. These "equal access" provisions are intended to prevent preferential treatment of AT&T by LECs and, with other regulatory, judicial and technological factors, have helped smaller companies to become competitive alternatives to AT&T, MCI/WorldCom ("MCI") and Sprint Corporation ("Sprint") for long distance services. These equal access competitors are CLEC's.

        On February 8, 1996, the President signed the Telecommunications Act of 1996, designed to introduce more competition into U.S. telecommunications markets. This Act increases the potential for competition in both the long distance services market, by removing the prohibitions against RBOCs providing long distance services, and in the local services market by requiring LECs to permit interconnection to their networks, thus allowing long distance and regional carriers to compete in local markets.

      In the local telecommunications market, the incumbent telephone companies had a monopoly prior to the Telecommunications Act. This law required the incumbent telephone companies to unbundle network elements and permit companies such as ours to purchase only the origination and termination services they need at wholesale prices. The result has been the opening of the local telecommunications market to competition. Only 3% to 5% of the local telecommunications market has been penetrated by providers other than the incumbent providers. We believe that over the next five years, competitive local telephone providers will gain a significantly greater percentage of this market because the incumbent telephone companies provide marginal customer service and limited product offerings. According to industry analysts, integrated communications providers' revenues will grow from $5.5 billion in 1998 to $14.0 billion in 2002, representing a 26% compounded annual growth rate.

Growth in Demand for Data Services

      According to Cahners In-Stat Group, a leading industry analyst, the market for domestic business data services is estimated to grow from $22.7 billion in 1998 to $50.6 billion in 2003, representing a 17% compounded annual growth rate. The small and medium-sized business segment of this market is estimated to grow from $5.2 billion in 1998 to $13.3 billion in 2003, representing a 21% compounded annual growth rate. Three principal drivers of increased demand for data services are Internet usage, e-commerce and applications services. International Data Corp., or IDC estimates that the number of Internet users in the United States exceeded 69 million in 1998 and will grow to over 197 million by 2003, representing a 23% compounded annual growth rate. IDC also estimates that the volume of e-commerce in the United States exceeded $44.0 billion in 1998 and will grow to over $726.0 billion by 2003, representing a 75% compounded annual growth rate. In 1999, customers spent $300.0 million on enterprise, collaborative and personal applications services. IDC expects customer spending on these services to grow at a 92% compounded annual growth rate to reach $7.7 billion in 2004.

Growth in Demand for Voice Services

      According to the Yankee Group, the market for domestic business voice services is estimated to grow from $113.0 billion in 1998 to $137.0 billion in 2002 representing a 5% compounded annual growth rate. The small and medium-sized business segment of this market is estimated to grow from $49.0 billion in 1998 to $75.4 billion in 2003 representing a 9% compounded annual growth rate.

Ciera

      Ciera was formed in December 1998 to commence operations as a non-facilities based reseller of voice and data telecommunications services. Its business plan is to offer customers a broad range of communications services such as long distance, paging, cellular telephone, internet, local access, prepaid services and various enhanced services. Ciera's business plan is to offer "bundled billing services" to customers where they receive a single bill for all of the telecommunication services that a customer selects.

      Ciera was formed to acquire the bundled billing services concept of a company known as Wireless Communications Technology, Inc. ("WCTI"). WCTI developed a business plan to offer the bundled billing services concept to customers. After developing the concept, WCTI decided to focus on its core business which was developing wireless telecommunications services in developing countries. WCTI then transferred the bundled billing services business plan and concept, as well as certain contracts, to Ciera in exchange for shares of Ciera's common stock. Prior to its acquisition by CCC Texas, Ciera had raised approximately $678,000 in net cash from the sale of its securities in order to provide it with initial capital to commence operations.

      Effective June 30, 2000, Ciera acquired the customer base of Virtual Network Company. This customer base consisted of approximately 3,000 customers.

      Ciera currently operates in the States of Texas and Missouri. The services currently offered by Ciera are the following: local telephone service, long-distance telephone service, paging service, internet service and cellular service.. These services are more fully described below in "Products and Services to be Offered". Ciera has entered into several agreements with services providers and others which are described below in "Business of the Company - Contracts". Ciera's Marketing efforts are described below in "Business of the Company - Sales and Marketing".

      During the year ended December 31, 2000, all of our revenues were generated through Ciera's operation. Ciera's total revenues for the twelve months ended December 31, 2000 were $1,827,364 with a gross profit of $402,104.

Products and Services to be Offered

      The products and services that we offer or currently plans to offer our customers are as follows:

              CLEC (Competitive Local Exchange Carrier) CLEC services are the local exchange telephone services today provide by the Incumbent Local Exchange Carriers (such as Southwestern Bell, GTE, United, etc.). Today this service is deregulated in the United States and it is believed that it will be deregulated in both South and Central America in the future. These services offer customers local switched and enhanced telephone services. We obtain local telephone services from REC's and CLEC's on a wholesale basis.

              Land Line - One Plus Long Distance. This service would offer customers the ability to make outbound switched long distance calls by simply dialing a 1, plus the area code and phone number. Customers can select us as their primary long distance provider. This service may be used for both domestic and international calling.

              Internet. The Internet has rapidly become a powerful tool in the world of communications and commerce. It provides access to databases at almost every major university, research center, and library in the world. Millions of businesses communicate through electronic mail (E-mail), remote login, file sharing and transfer, and other real-time activities. Our business plan calls for us to provide Nationwide Dial-up and Dedicated Internet access solutions for our customers.

              PrePaid Communications Services. We will offer this service to provide access to local and long distance telecommunications services via a pre-paid method. The demand existing for this service is fueled by that segment of the market unable to secure a postpaid account due to credit stress or those subscribers who are budget conscious and prefer a "pay-as-you-go" account. These services include Prepaid Cellular, Prepaid Paging, Prepaid Internet, Prepaid Calling Cards and Prepaid Local access (dial tone).

Marketing Strategy

      Our marketing strategy is to focus on commercial customers who utilize multiple communication services and multiple communication devices as well as high-value residential end user customers. Our goal is to become a multiservice, fully integrated end-to-end solution provider managing all aspects of the customer's communications, including the provision of all telephony, utility, interactive and entertainment services as the various fields deregulate. This strategy allows us to offer cross-promotional discounts to customers resulting in increased customer satisfaction and retention.

      We believe that product "bundling" offers the opportunity to compete effectively, uncover new revenue potential and diversify into other services. Being the sole provider also translates into one bill, one point of customer contact and a major value proposition for consumers.

      We will offer the same "bundled" services on a wholesale basis to agents and resellers of communication products and services. The delivery of these "bundled services" can be attained through typical distribution channels such as internal direct sales, resellers, agents, store front locations and telemarketing. Other non-traditional sales channels would include the sale of such services over the Internet.

       By acquiring smaller resellers who have single product customer bases and limited growth resources, we believe we can leverage its investment in such companies by re-contacting these customer bases and selling these customers additional services.

Sales and Marketing

      We conduct sales efforts through direct sales personnel, store front sales, third-party agent and direct telemarketing sales force. Factors our management will consider when selecting a telemarketing company will be include their ethics, results and the ability to contact a defined market and to close the sale.

      We intend to use billing and customer information management systems. These systems will be the backbone of the customer support center. Such systems enable customer support staff to obtain all customer information and electronically implement customer administration and create service trouble records. We are developing customer support operations to answer customer questions, assist customers in use of our services and to advise them on the purchase of new services and products.

      We believe that post-sales support is key to keeping customer usage high and is the prime mechanism for additional sales of service and reduction of customer chum.

      As part of the after sales support, we intend to develop a pro-active customer retention program. Our management believes this will keep customers online and differentiate us from other competitors. Our customer retention program involves the following action:

o After the customer signs up for service, we contact the customer to welcome them as customers;

o After the first billing, we contact the customer to ask if they understand the billing. At this time, we offer additional services to customers;

o Approximately every 90 days, we contact the customer to inquire as to what we may do to assist the customers. At this time, Ciera offers additional services to customers.

      We are currently marketing our services in a variety of methods including:
(i) independent agents selling our services; (ii) telemarketing directed at small businesses; (iii) targeting corporate accounts by Ciera's executives; (iv) wholesale sales of services of Ciera's executives.

Contracts

      The Company has entered, and will continue to enter, into contracts with various service providers for services which will be resold to customers. The contracts currently in place have no material minimum commitment with the exception of MCI, which provides for a minimum commitment of $50,000 per month for 36 months. The Company believes it has sufficient contracts in place to handle its current business levels and expects no change in the future.

Billing Services

      Sophisticated information processing systems are vital to our growth and our ability to add new customers and new products, monitor costs, render monthly invoices for services, process customer orders, provide customer service and achieve operating efficiencies. We prepare and deliver a single, integrated, comprehensive invoice for all the services which we provide. We believe this billing system will differentiate us from other companies offering "bundled services". Unlike other billing systems, this service delivers a single invoice for an integrated comprehensive suite of voice, data, wireless, conferencing and local services.

Communication Centers.

      Many Colombian residents do not have telephone services in their residents and are required to make telephone calls at pay phones. We have recently formed Computel de Colombia, as a wholly-owned subsidiary, under the laws of Columbia, to operate Communication centers. These communication centers are indoor calling centers designed to serve travelers and the large population of the country who do not have personal telephones. Communication centers are a widely recognized and utilized medium in Columbia, Mexico, and other Latin American countries but do not currently have a real equivalent in the U.S.

      We have recently commenced operations at our first Communication Center in Bogata, Columbia. This first Communication Center has five telephones and three local access stations for Internet access. Subject to adequate financing, we intend to open an additional 26 Communication centers during the next 12 months. Each location will employ at least one attendant, who processes calls, monitors call duration, collects money and runs daily reports on call activity. As compared to public pay telephones, our centers offer privacy and comfort as well as the personalized attention needed by customers who are not accustomed to using a telephone.

      Computel de Colombia has an agreement with Capitel Telecom (the largest telephone company in Colombia) in connection with the operation of the Communication Centers. Capitel Telecom has agreed to fund the costs of bringing telephone service connections, both national and international communications services, to each of the Communication Centers. We will be required to fund the costs of constructing and operating the Communication Centers. We anticipate that it will cost approximately $16,000 to construct and equip each Call Center. We anticipate that approximately $1,000,000 must be allocated to fund this project pursuant to our business plan.

      There is quite a bit of competition with other Communication Centers throughout Colombia, however this is a very localized business on a neighborhood to neighborhood basis.

Proposed Acquisitions

      We intend to expand operations through acquisitions of other operating or newly formed telecommunications companies in the United States and in other countries. We intend to use our acquisition of Ciera, as a platform for future acquisitions. We anticipate that by acquiring existing companies it will be able to reduce the time and overall cost necessary to compete in the telecommunications industry.

      EqualNet. On February 21, 2001, CCC Globalcom Corporation executed an Asset Purchase Agreement to acquire the assets of Equalnet Communication Corp., Equalnet Corporation and USC Telecom, Inc. (collectively referred to as the "Equalnet Assets"). The Asset Purchase Agreement is subject to the approval of the U.S. Bankruptcy Court. (Equalnet and some of its subsidiaries are in a Chapter 11 Bankruptcy.) On Friday, March 23, 2001, the judge signed an Order approving its sale of assets pursuant to the Asset Purchase Agreements. The transaction is expected to close April 4, 2001, effective the close of business March 31, 2001. The assets which are the subject of the Asset Purchase Agreement include various fixed assets, contracts, receivables and other tangible and intangible assets related to Equalnet's long distance resale business, customer service business and telephone debit and sales and service business.

      The purchase price of $8,000,000 will be paid from proceeds of $7,500,000 from a Revolving Enterprise Value Loan to be made to the Company by RFC Capital, a division of Textron Financial and $500,000 cash paid at closing. Equalnet and its subsidiaries currently have an estimated 30,000 customers.

      In a related transaction, we have agreed to purchase three switches used in the Equalnet long distance business for $750,000 cash from dTel Network, L.L.C., a company controlled by the Chairman of the Board of Equalnet.

      The closing of the above transactions are contingent upon the closing of the RFC Revolving Enterprise Loan and the raising of additional equity pursuant to a Private Memorandum currently in process.

      We are also considering other acquisition targets. In order to purchase and fund these companies, additional capital must be obtained.

Competition

      The communications industry is highly competitive. We will compete with many companies such as national and regional communications companies, Regional Bell Operating Companies ("RBOCs"), GTE Corporation and its affiliated companies (collectively, the "GTE Companies"),

Incumbent Local Exchange Companies ("ILECs"), Competitive Local Exchange Companies ("CLECs"), national, and regional and local communications services resellers, microwave and satellite carriers, wireless communications providers and private networks built by large end-users. Potential competitors (using similar or different technologies) include cable television companies, utilities and RBOCs outside their current local service areas. In addition, we anticipate future competition from large long distance carriers, such as AT&T, MCI Worldcom ("MCI") and Sprint Corporation ("Sprint"). These companies have begun to offer integrated local and long distance communications services. AT&T also has announced its intention to offer local services using a new wireless technology. Several companies have begun to offer communications services over the Internet at races substantially below current long distance rates. Companies offering communications services over the Internet could enjoy a significant cost advantage because at this time they do not pay carrier access charges or universal service fees.

      As a recent entrant in the integrated communications service industry, we have not achieved and do not expect to achieve a significant market share for any of our services. In particular, the RBOCs, the GTE Companies and other local telephone companies have several advantages over us including:

o    long-standing  relationships with their customers,

o financial, technical and marketing resources substantially greater than ours,

o the potential to subsidize competitive services with revenues from a variety of businesses, and

o    existing regulations that favor the ILECs over us in certain respects.

      The long distance telecommunications industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. We will compete with major carriers such as AT&T, MCI Worldcom and Sprint, as well as other national and regional long distance carriers and resellers, many of who are able to provide services at costs that are lower than our current costs. We believe the principal competitive factors effecting the long distance industry operations today are:

      o       pricing
      o       customer service
      o       accurate billing
      o       clear pricing policies
      o       variety of services

      Our ability to compete effectively will depend upon our continued ability to maintain high quality, market driven services at prices generally equal to those charged by our competitors. We believe we must be in a position to reduce our prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely effect our business.

      The internet services market is highly competitive. There are no substantial barriers to entry, and we expect that competition will continue to intensify. Our competitors in this market include Internet Service Providers (ISP's), other communications companies, online service providers and Internet software providers. Many of these competitors have greater financial technological and marketing resources than available to us.

Government Regulation

      The telecommunications industry is subject to numerous governmental regulations some of which are described below:

      Federal Regulation. International non-dominant carriers must maintain tariffs on file with the FCC. The tariffs of non-dominant carriers,, are presumed lawful and are seldom contested, although those tariffs and the rates and charges they specify are subject to FCC review.

         In October 1996, the FCC adopted an order that required nondominant, interstate, interexchange carriers, to withdraw their tariffs, insofar as such tariffs apply to interstate services (the "Detariffing Order"). Recently, the United States Court of Appeals for the District of Colombia Circuit granted motions for stay of the Detariffing Order, pending judicial review. According to an FCC Public Notice, the result of this stay is that the tariffing rules in place prior to the effectiveness of the Detariffing Order are in effect, and nondominant carriers providing interstate, domestic interexchange services continue to be required to file tariffs pursuant to the FCC's Rules.

      Among domestic local carriers, only the current LECs are presently classified by the FCC as dominant carriers for the provision of interstate access services. This means that the FCC regulates many of the LECs' rates, charges and services to a larger degree than it does for nondominant companies. The FCC's regulation of LECs is expected to decrease over time, especially given the 1996 Telecommunications Act. The FCC has proposed that RBOCs that provide out-of-region long distance services be regulated as non-dominant carriers.

      State Regulation. Intrastate long distance operations are also subject to various state law and regulations, including prior certification, notification and registration requirements. The vast majority of states require carries to apply for certification to provide intrastate telecommunications services, or at least to register or be found exempt from regulation, before commencing intrastate services. Most states also require the carriers to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, assignment of carrier assets, including customer bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties may also be imposed for such violations.\

     Other Regulations. We intend to offer a variety of services in addition to long distance services. Most, if not all of such services will be subject to a variety of governmental regulations all of which impact our business. Furthermore, we intend to engage in operations in foreign countries, each of who have laws and regulations which will impact our business. Compliance with governmental regulations will result in expenses and delays in carrying out our business plan.

Employees

      We, together with our subsidiaries, currently have twenty- nine employees.


ITEM 2.  PROPERTIES

      Our executive office consists of approximately 1,500 square feet located at 16350 Park Ten Place, Suite 241, Houston, TX 77084. We pay a monthly rent of $2,426 per month for this space. This lease expires December 31, 2001. Ciera's executive office consists of approximately 7,600 quare feet located at 2630 Fountain View, Suite 300, Houston, TX 77057. Ciera is currently renting its space on a month to month basis for a monthly rate of $8,375 until a more permanent arrangement can be executed.

ITEM 3.  LEGAL PROCEEDINGS

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to our shareholders for a vote during the last quarter of the year ended December 31, 2000.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      Our Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "CCGC". There are 334,435 unrestricted shares of our common stock outstanding thereby creating a limited public market

Shares Issued in Unregistered Transactions

      During the last two fiscal years, CCC Globalcom issued its securities in non-registered transactions pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We did not pay a commission or any finders' fees in connection with such transactions nor did any general solicitation occur in any transaction. The securities issued in such transactions (all with restrictive legends) were as follows:

Holders

      As of March 27, 2001, there were 32,241,403 shares of common stock outstanding and approximately 333 stockholders of record of common stock. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." Management believes there are in excess of 400 beneficial stockholders of our common stock.

Dividends

      We have not paid any cash dividends since its inception and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

      Our revenues are derived from the sale of telecommunications services to residential and business customers. Currently we have a limited number of customers and are primarily conducting operations in the State of Texas. Our business plan includes plans for expansion into other states and various Latin American countries. Although our subsidiary Ciera commenced operations in 1999, we continue to be in early stages of development and our future revenues are dependent upon our ability to expand our customer base either through internally generated growth or through acquisitions. Effective June 30, 2000, we acquired the customer base of Virtual Network Company. This customer base consisted of approximately 3,400 customers.

      Because we have been operating in the telecommunication industry only since January, 1999, and because we are still in the early stages of pursuing our business plan, the comparative numbers between 1999 and 2000 are not a meaningful indication of future results.

      Revenues for the year ended December 31, 2000 were $1,827,364 compared to $51,301 for the year ended December 31, 1999. Revenues are derived from the sale of telecommunications services. The increase in revenues for the year ended December 31, 2000 compared to the year ended December 31, 1999 was primarily attributed to the fact that 1999 was a period of start-up while operations in 2000, included internally generated customer growth and customers derived from the Virtual Network acquisition.

      Cost of Sales. For the year ended December 31, 2000, our cost of sales were $1,425,260 compared to $66,564 for the year ended December 31, 1999. The increase in costs of sales for both the year ended December 31, 2000 compared to the year ended December 31, 1999 was primarily attributed to the fact that 1999 was a period of start-up while operations in 2000, included internally and externally generated customer growth attributing to increased revenues with attendant increased costs of sales.

      Gross Margins. Gross margins were gross profit of $402,104 for the year ended December 31, 2000 compared to a gross loss of $15,263 for the year ended December 31, 1999. This significant increase is the result of a significant increase in revenues relating to the startup of our operations during the last year.

      General and Administrative Expenses. General and administrative (G&A) expenses were 121% of revenue for the year ended December 31, 2000 and 1,288% for the year ended December 31, 1999. G & A expenses increased from $660,752 for the year ended December 31, 1999 to $2,219,005 for the year ended December 31, 2000. The increase in G & A expenses was attributed to an overall increase in operations, other activities, staffing and professional fees. We anticipate that the total dollar amount of G & A expenses will continue to increase as operations increase through acquisitions or internal growth.

      Net Loss. We had a net loss of $1,789,567 for the year ended December 31, 2000 compared to a net loss of $727,808 for the year ended December 31, 1999. The increase in total net loss was due to increased expenses associated with developing an infastructure required to implement the company's business plan.

Liquidity and Capital Resources

      At December 31, 2000, our working capital was $1,116,966. During the year ended December 31, 2000, we raised approximately in net capital from the sale of our common stock pursuant to which we received approximately $3,325,000 in net offering proceeds.

      At December 31, 2000, we had total assets of $2,022,776, total trade liabilities arising in the normal course of business of $374,817 and stockholders equity of $1,647,959. Our total assets included $407,627 attributed to intangible assets. Our intangible assets principally consisted of the customer list purchased from Virtual Network Company.

      Our primary needs for capital are to fund acquisitions, purchase equipment, and fund operations until we operate at a profit. We anticipate that we will continue to operate at a deficit through at least the third or fourth quarters of fiscal 2001.

      In order for us to commence profitable operations we need to increase our revenues. We believe that one of the most effective way of increasing revenues is to acquire existing operating telecommunication companies. Acquisitions will require the issuance of securities, which will dilute the percentage share ownership fo existing shareholders.

      The Company is currently raising capital through a Private Placement Memorandum ("PPM"). The PPM is selling shares for $3.25 with a minimum purchase of 20,000 shares to pre- accredited investors. The Company is seeking to sell 2,000,000 shares of its common stock under the PPM. The PPM requires no minimum and to date the Company has raised approximately $1,500,000.

      The Company has a commitment for a $10,000,000 revolving credit facility with RFC Capital in connection with the proposed acquisition of EqualNet. The revolving credit facility has a 48 month term and an interest rate of prime plus 1 3/4%. Advances under the loan are based upon a multiple of revenue. The loan has covenants related to financial performance and cash flow customary to loans of this type.

      The Company anticipates that with the equity raised in the PPM and the revolving enterprise loan, it will have sufficient working capital to meet its needs in 2001.

Inflation

      Inflation continues to apply modest upward pressure on the cost of goods and services provided by CCC Globalcom. Because of restrictions on reimbursement by government and private medical insurance programs and the pressures to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

Year 2000 Compliance
      We had developed plans to address the possible exposures related to the impact on our computer systems for the Year 2000. Since entering the Year 2000, we have not experienced any major disruptions to our business, nor are we aware of any significant Year 2000 related disruptions impacting our customers and suppliers. Furthermore, we did not experience any material impact on business at calendar year end. We will continue to monitor our critical systems over the next several months but do not anticipate any significant impacts due to Year 2000 exposures from our internal systems as well as from the activities of our suppliers and customers.

Forward Outlook and Risks

      From time to time, CCC Globalcom may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, CCC Globalcom notes that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in any of our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of CCC Globalcom's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, rules and regulations relating to home health care industry, to government reimbursement policies, to private industry reimbursement policies and to other matters affecting CCC Globalcom's industry and business; (c) the availability of appropriate acquisition candidates and the successful completion of acquisitions; (d) the demand for our products and services; and (e) other risks detailed in our Securities and Exchange Commission filings.

      This Form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of CCC Globalcom. All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, CCC Globalcom's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on CCC Globalcom's current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, CCC Globalcom's actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to CCC Globalcom are expressly qualified in their entirety by the Cautionary

Statements. CCC Globalcom disclaims, however, any intent or obligation to update its forward-looking statements.

      Limited Operating History. We provide voice and data services through the use of the networks of other communications providers. We have been operating in the telecommunications business through, our subsidiary Ciera for approximately one year. We have limited assets, limited revenues and limited customers. Our customer base and revenues are increasing on a monthly basis. We have operated at a loss since its inception. There can be no assurance that we will ever operate profitably. In order to significantly increase revenues, we must acquire other companies as well as grow internally. Although our management has conducted extensive discussions with the principals of several acquisition targets, there can be no assurance that we can fund the acquisitions, that we can complete the acquisitions or that the acquired businesses will operate at a profit. As a result of our limited operating history as a non-facilities based integrated communications provider, you have limited operating and financial data on which you can predict our future performance and base your investment decision. We cannot assure you that we can successfully operate as a non-facilities based communications provider.

      We Have a History of Operating Losses, and We May Not Be Profitable in the Future. We have incurred significant operating and net losses in the past and expect to continue to incur losses in the future as we deploy our network, expand our service offerings and enter new markets. For the year ended December 31, 1999, the Company had a net loss of $727,808. For the year ended December 31, 2000, CCC Globalcom had a net loss of $1,789,567. As we expand our operations, we expect our negative cash flow, operating losses and net losses to continue for the foreseeable future. We cannot assure you that our revenues will grow or that we will achieve profitability in the future. If we continue to generate losses without obtaining additional funding, our ability to pursue our business strategy may be restricted. We have never been profitable and do not expect to become profitable in the near future. We have invested and will continue to invest significant amounts of money in our network and personnel in order to maintain and develop the infrastructure we need to compete in the markets for our services and achieve profitability

      Limited Assets and Additional Capital Required. As of December 31, 2000, we had, on a consolidated basis, total assets of approximately $2,000,000. There can be no assurance that we will realize positive cash flow from operations in the foreseeable future. Furthermore our business plan provides that we will attempt to complete additional acquisitions. We estimate that we will be required to raise approximately $25,000,000 in order to fund our business plan during the next 24 months. There can be no assurance that additional financing would be available to us, or, if available, that it could be obtained on acceptable terms. We have financed our operations almost exclusively through the private sales of securities. Since we are losing money, we must raise the money we need to continue operations and expand our network either by selling more securities or borrowing money. If we are not able to raise additional money, we will not be able to implement our strategy for the future, and we will either have to scale back our operations or stop operations. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures and could have a material adverse effect on us.

      We Must Expand and Operate Our Network. Our success and ability to increase our revenues depends upon our ability to deliver telecommunication services which, in turn, depends on our ability to integrate new and emerging technologies and equipment into our network and to successfully expand our network and to increase the number of our customers significantly.

      The Telecommunications Market in Which We Operate Is Highly Competitive, and We May Not Be Able to Compete Effectively Against Companies That Have Significantly Greater Resources than We Do, Which Could Cause Us to Lose Customers and Impede Our Ability to Attract New Customers. The telecommunications industry is highly competitive and is affected by the introduction of new services by, and the market activities of, major industry participants. Most of our other current competitors are substantially larger and have greater financial, technical and marketing resources than we do. We have not achieved, and do not expect to achieve, a significant market share for any of the telecommunications services we offer. Many of our competitors have the following advantages over us:

o    long-standing relationships and brand recognition with customers;

o    financial,    technical,   marketing,   personnel   and   other   resources
     substantially greater than ours;

o    more funds to deploy telecommunications services;

o potential to lower prices of competitive telecommunications services that compete with ours;

o    fully deployed and operational networks; and

o benefits from existing regulations that favor the incumbent telephone companies.

      We face, and expect to continue to face, competition from current and potential market entrants, including:

o long distance providers seeking to enter, re-enter or expand entry into the local telecommunications marketplace; and

o other domestic and international integrated communications providers, resellers, Internet companies, cable television companies and electric utilities and municipalities, which are using their rights-of-way and other assets to enter the telecommunications services market. In addition, a continuing trend toward combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors, which could cause us to lose customers and impede our ability to attract new customers.

      Resistance by Potential Customers to Enter into Service Arrangements with Us May Reduce Our Ability to Increase Our Revenue. The success of our telecommunications service offerings will be dependent upon, among other things, the willingness of customers to accept us as a new provider of voice and data services. Many of our potential customers have entered into term contracts with incumbent telephone providers that have penalties for early termination, which our potential customers may not want to incur. In addition, potential customers may not want to change their existing service providers for a variety of reasons such as:

o    longstanding service relationships with existing providers;

o    potential service interruptions in switching to a new provider; and

o    existing  providers  having  financial,   technical,  marketing  and  other
     resources that are substantially greater than ours.

      We cannot assure you that we will be successful in overcoming the resistance of customers to change their current integrated communications providers, particularly those that purchase services from incumbent telephone companies. The lack of such success would reduce our ability to increase our revenue.

      If Our Back Office and Customer Service Systems Are Unable to Meet Our Needs, We May Not Be Able to Bill Our Customers Efficiently or Provide an Adequate Level of Customer Service. Sophisticated back office processes and information management systems are vital to our growth and our ability to bill customers accurately, initiate service for customers, achieve operating efficiencies and improve our operating margins. Our plans to develop and implement these back office and customer service systems rely, for the most part, on choosing products and services offered by third-party vendors and integrating these products and services into our operations. We cannot assure you that these systems will perform as expected as we grow our customer base. In addition, our right to use these systems depends upon license agreements with third-party vendors. If these vendors elect to cancel or not renew some or all of these license agreements, our business may be adversely affected. Some of the risks associated with our back office and customer service systems include:

o the failure by third-party vendors to deliver their products and services in a timely and effective manner and at acceptable costs;

o    our failure to identify key information and processing needs;

o our failure to integrate our various information management systems effectively; - our failure to maintain and upgrade systems as necessary; and

o    our failure to attract and retain qualified systems support personnel.

      Development and Expansion Risk and Possible Inability to Manage Growth. We are in the early stages of operations. Our success will depend, among other things, on substantial increases in customer base, on our ability to engage in business in foreign markets, on the execution of agreements with the owners of long distance lines or distribution channels, on obtaining of governmental permits, and on subsequent developments in state and federal regulations. In addition, the expansion of our business will involved acquisitions, which could divert the resources and management time and require integration with our then existing operations. There can be no assurance that any acquired business will be successfully integrated into our operations or that any such acquisition will meet our expectations. Our future performance will depend, in part, upon our ability to manage our growth effectively, which will require us to implement and improve our operating, financial and accounting systems, to expand, train and manage its employee base and to effectively manage the integration of acquired businesses. These factors and others could adversely affect the expansion of our customer base and service offerings. Our inability either to expand in accordance with our plans or to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

      We Will Need to Rely on Incumbent Telephone Companies to Successfully Implement Our Services. Their Failure to Cooperate with Us Could Adversely Affect the Services We Offer and Cause Us to Lose Customers. We are, and will continue to be, dependent on Southwest Bell and, as we expand our network, on other incumbent telephone companies that operate in our target market areas to assure that we can provide our customers uninterrupted service and competitive services. The Telecommunications Act of 1996 requires the largest incumbent telephone companies to lease or "unbundle" their network elements and make them available to us and others for purchase, as well as provide their telecommunications services to us and others at wholesale prices. We cannot, however, assure you that these elements and services will be provided in a commercially viable manner or at reasonable prices. Many new integrated communications providers have experienced difficulties in working with incumbent telephone companies. Problems have arisen in installing access lines, implementing interconnection and colocation and integrating the preordering, ordering, repairing and billing systems used by new integrated communications providers with the systems of incumbent telephone companies. These problems may impair our reputation with customers who can easily switch back to incumbent telephone companies or to other telecommunications service providers. Coordination and cooperation with incumbent telephone companies are necessary for new integrated communications providers such as us to provide local service to customers on a timely, cost-effective and competitive basis. In addition, our ability to implement successfully our switched and enhanced telecommunications services will require the negotiation of interconnection and colocation agreements with incumbent telephone companies. Interconnection agreements set forth the terms and conditions governing how local integrated communications providers interconnect their networks and/or purchase or lease network facilities and services. These negotiations may require considerable time, effort and expense and the agreements will be subject to federal and state regulation. The terms of interconnection agreements, such as our agreements with Southwest Bell, typically cover a two- to three-year period, requiring us to renegotiate them frequently. We cannot assure you that we will be able to renegotiate these interconnection agreements or negotiate new agreements in our existing and new markets on favorable terms. Delays in obtaining interconnection agreements may delay our entry into new markets. In addition, the prices set forth in the interconnection agreements may be subject to significant rate increases at the discretion of the regulatory authority in each of the states in which we do business. A significant part of our cost structure depends on these state-regulated rate structures. We cannot assure you that the rates charged to us under our interconnection agreements will allow us to offer usage rates low enough to attract a sufficient number of customers to operate our business profitably.

      If Third Parties Do Not Provide the Telecommunications Products and the Installation and Field Services That Are Critical to Our Business, We Could Lose Customers. Because we depend on third-party vendors, we do not have guaranteed capacity or control over delivery schedules, quality assurance, production yields and costs. If any of our vendors reduces or interrupts its supply of products, or if any significant installer or field service provider interrupts its service to us or fails to perform to required specifications, our business could be disrupted, which could cause us to lose customers. In addition, our suppliers may be unable to manufacture and deliver the telecommunications products we require. If this were to occur, we might be unable to deploy our network in a timely manner, thus reducing our ability to compete.

      Declining Prices for Telecommunications Services Could Reduce Our Revenue and Profitability. The telecommunications business is extremely competitive. Long distance prices have decreased substantially in recent years and are expected to continue to decline in the future. In addition, the long distance industry has historically experienced high customer attrition, as customers frequently change their chosen long distance providers in response to lower rates or promotional incentives by competitors. We rely on other companies to provide service for all of our long distance traffic. As we enter additional markets, we will need to negotiate resale agreements with other telephone companies to provide us with long distance services. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for long distance services and estimates of the calling patterns and traffic levels of our customers. If we fail to meet our minimum volume commitments, we may be obligated to pay under-utilization charges, and if we underestimate our need for long distance services, we may be required to obtain capacity through more expensive means, which would raise our costs and reduce our revenues. Our failure to achieve acceptable profits from our long distance business could have a material adverse effect on us. Trends in the pricing for long distance services may be indicative of trends in the telecommunications industry. If this is the case, revenue from our other service offerings may be subject to significant price pressure.

      An increase in the capacity of our competitors could adversely affect our business. Furthermore, the marginal cost of carrying an additional call over existing fiber optic cable is extremely low. As a result, within a few years, there may be dramatic and substantial price reductions.

     Our Failure to Integrate Successfully Other Businesses We Acquire May Raise Our Costs and Reduce Our Revenue. As part of our business strategy, we seek to expand through investments in or the acquisition of other businesses that we believe are complementary to our business. Although we regularly engage in discussions relating to potential acquisitions, we are unable to predict whether any acquisitions will actually occur. If we acquire companies, networks or other complementary assets as part of our expansion plan, we will be subject to the risks generally associated with acquisitions. Our ability to complete acquisitions will depend, in part, on our ability to finance the acquisitions (including the costs of acquisition and integration). Our ability may be constrained by our cash flow, the level of our indebtedness at the time, restrictive covenants in the agreements governing our indebtedness, conditions in the securities markets and other factors, some of which are not within our control. If we proceed with one or more acquisitions in which the consideration consists of cash, we may use a substantial portion of our available cash to complete the acquisitions. If we finance one or more acquisitions with the proceeds of indebtedness, our interest expense and debt service requirements could increase materially. Furthermore, if we use our common stock as consideration for acquisitions, our stockholders would experience dilution of their ownership interests represented by their shares of common stock. The financial impact of acquisitions could materially affect our business and could cause substantial fluctuations in our quarterly and yearly operating results.

      The Telecommunications Industry Is Undergoing Rapid Technological Changes, and New Technologies May Be Superior to the Technologies We Use. Our Failure to Keep up with Such Changes Could Adversely Affect Our Business. The telecommunications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive unbudgeted upgrades or additional telecommunications products that could be time consuming to integrate into our business, and could cause us to lose customers and impede our ability to attract new customers. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even if we acquire new technologies, we may not be able to implement them as effectively as other companies with more experience with those new technologies.

      Marketing Risks. Although we expect to market a variety of telecommunications services to customers and prospective customers, there can be no assurance that we will be able to attract and retain new customers or retain and sell additional services to existing customers.

     Government  Regulation.   The  telecommunication  business  is  subject  to
significant regulation at the federal, state and local levels as well as by foreign governments.

      Risks of International Operations. We have recently commenced operations of a communication center in Columbia, South America and our business plan calls for us to expand our operations on an international basis. International telecommunications providers compete on the basis of price, customer service, transmission quality and breadth of service offerings. We anticipate that carrier and prepaid card customers will be especially price sensitive. Many of our larger competitors enjoy economies of scale that can result in lower termination and network costs. This could cause significant pricing pressures within the international communications industry. In recent years, prices for international and other telecommunications services have decreased as competition continues to increase in most of the markets in which we currently compete or intend to compete. We believe competition will intensify as new entrants increase as a result of the new competitive opportunities created by the Telecommunications
Act of 1996, implementation by the Federal Communications Commission of the United States' commitment to the World Trade Organization, and privatization, deregulation and changes in legislation and regulation in many of our foreign target markets. We cannot assure you that we will be able to compete successfully in the future, or that such intense competition will not have a material adverse effect on our business, financial condition and results of operations.

      Our  Operations  May Be Affected by  Political  Changes in Latin  American
Countries Currently, all of our foreign operations are in Columbia. The political and economic climate in Columbia is more uncertain than in the United States and unfavorable changes could have a direct impact on our operations in Columbia. The Columbian government exercises significant influence over many aspects of the Columbian economy. A period of poor economic performance could reduce the demand for our services in Columbia.

      Foreign Currency Market Risk. We intend to conduct operations in South and Central America as well as other locations outside of the United States. It will therefore be subject to foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows it would receive. We do not engage in any type of hedging transactions to minimize this risk and do not intend to do so.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REMAINDER OF PAGE LEFT BLANK

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CCC GlobalCom Corporation


We have audited the accompanying consolidated balance sheet of CCC GlobalCom Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCC GlobalCom Corporation as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                    TANNER + CO.






Salt Lake City, Utah March 2, 2001 except for Note 12 which is dated March 29, 2001

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of CCC GlobalCom Corporation (formerly known as Ciera Network Systems, Inc.)


I have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 of CCC GlobalCom Corporation (formerly know as Ciera Network Systems, Inc.). These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCC GlobalCom Corporation (formerly know as Ciera Network Systems, Inc.) as of December 31, 1999, and the results of their operations and their cash flows for the year then ended.


                              David E. Hamblin









Houston, Texas
May 20, 2000

                                               CCC GLOBALCOM CORPORATION
                                              Consolidated Balance Sheet
                                                       December 31, 2000
-------------------------------------------------------------------------------



            Assets

Current asset:
  Cash and cash equivalents                                 $  1,113,759
  Accounts receivable, net                                       365,554
  Prepaid expenses                                                 4,445
                                                            ------------

                  Total current assets                         1,483,758

Property and equipment, net                                      116,391
Goodwill, net                                                    407,627
Other assets                                                      15,000
                                                            ------------

                                                            $  2,022,776
                                                            ============

------------------------------------------------------------------------

            Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                          $    106,873
  Accrued expenses                                                77,366
  Current portion of long-term debt                               10,000
  Deferred income                                                172,553
                                                           --------------
                  Total current liabilities                      366,792

Long-term debt                                                     8,025
                                                            ------------

                  Total liabilities                              374,817
                                                            ------------

Commitments and contingencies                                          -

Stockholders' equity:
  Common stock, $.001 par value, authorized 100,000,000
    shares; issued and outstanding 32,325,710 shares              32,326
  Additional paid-in capital                                   4,133,008
  Accumulated deficit                                         (2,517,375)
                                                            ------------

                  Total stockholders' equity                   1,647,959
                                                            ------------

                                                            $  2,022,776
                                                            ============

                                                  CCC GLOBALCOM CORPORATION
                                       Consolidated Statement of Operations
                                                    Years Ended December 31,
-------------------------------------------------------------------------------



                                                    2000        1999
                                                 -----------------------

Net sales                                        $ 1,827,364  $   51,301
Cost of goods sold                                 1,425,260      66,564
                                                 -----------------------

                  Gross profit (loss)                402,104     (15,263)

Selling, general and administrative expenses       2,219,005     660,752
                                                 -----------------------

                  Loss from operations            (1,816,901)   (676,015)
                                                 -----------------------

Other income (expense):
  Interest income                                     15,956         423
  Interest expense                                      (384)       (892)
  Other, net                                          11,762     (51,324)
                                                 -----------------------

                                                      27,334     (51,793)
                                                 -----------------------

                  Loss before benefit for
                  income taxes                    (1,789,567)   (727,808)

Benefit for income taxes                                   -           -
                                                 -----------------------

                  Net loss                       $(1,789,567) $ (727,808)
                                                 =======================

Loss per share - basic and diluted               $    (0.06)  $   (0.24)
                                                 =======================

Weighted average shares - basic and diluted       31,384,000   3,061,000
                                                 =======================




-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                     CCC GLOBALCOM CORPORATION
                     Consolidated Statement of Changes in Stockholders' Equity
                                        Years Ended December 31, 2000 and 1999
-------------------------------------------------------------------------------



                                                                          Additional
                                                       Common Stock        Paid-in   Accumulated Stockholders'
                                                    Shares      Amount     Capital     Deficit      Equity
                                                 ------------------------------------------------------------
Balance, January 1, 1999                                -       $    -   $    -      $    -       $    -           -

Shares issued for:
  Cash                                              1,362,460    136        677,864       -          678,000
  Services                                          5,404,595    541        150,459       -          151,000

Restatement for reverse acquisition of Emerald Capital
  Investments, Inc. by CCC GlobalCom (see note 1)  (3,367,480)   2,723      (2,723)       -            -

Net loss                                                -            -         -       (727,808)    (727,808)

Balance, December 31, 1999                          3,399,575    3,400     825,600     (727,808)     101,192

Shares issued for cash                              2,033,624    2,033   3,323,505        -        3,325,538

Contribution of capital                                 -            -      10,000        -           10,000

Acquisition of Emerald Capital Investments, Inc.   26,892,511   26,893     (26,097)       -              796
(see Note 1)

Net loss                                                -            -         -     (1,789,567)  (1,789,567)
                                                 ------------------------------------------------------------

Balance, December 31, 2000                         32,325,710  $32,326  $4,133,008  $(2,517,375) $ 1,647,959
                                                 ============================================================



See accompanying notes to consolidated financial statements.

                                               CCC GLOBALCOM CORPORATION
                                    Consolidated Statement of Cash Flows
                                                Years Ended December 31,
-------------------------------------------------------------------------------


                                                    2000        1999
                                                ------------------------

Cash flows from operating activities:
  Net loss                                      $ (1,789,567)  $(727,808)
  Adjustments to reconcile net loss to net cash
    (used in) operating activities:
      Depreciation and amortization                  128,934      17,188
      Gain on disposal of assets                       1,276           -
      Stock issued for services                            -     151,000
      (Increase) decrease in:
            Accounts receivable                     (682,524)    (22,182)
            Prepaid expenses                          (1,712)     (2,733)
            Other assets                             (10,000)     (5,000)
      Increase (decrease) in:
            Accounts payable                          52,580      54,293
            Accrued expenses                          14,537      63,625
            Deferred income                          172,553           -
                                                ------------------------

                  Net cash used in
                  operating activities            (2,113,923)   (471,617)
                                                ------------------------

Cash flows from investing activities:
  Capital expenditures                               (84,568)    (97,696)
  Purchase of intangible assets                     (150,000)          -
                                                ------------------------

                  Net cash used in
                  investing activities              (234,568)    (97,696)
                                                ------------------------

Cash flows from financing activities:
  Payments on long-term debt                          (6,389)     (5,638)
  Principal borrowings on long-term debt               8,025      32,027
  Proceeds from issuance of stock                  3,325,538     678,000
                                                ------------------------

                  Net cash provided by
                  financing activities             3,327,174     704,389
                                                ------------------------

                  Net increase in cash               978,683     135,076

Cash, beginning of year                              135,076           -
                                                ------------------------
Cash, end of year                               $  1,113,759  $  135,076
                                                ========================


-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                          CCC GLOBALCOM CORPORATION
                                          Consolidated Statement of Cash Flows
                                          Continued
-------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:     2000       1999
                                                   ---------------------

Cash paid during the year for:
  Interest                                         $     384   $    892
                                                   =====================

  Income taxes                                     $      -    $     -
                                                   =====================


December 31, 2000

o For financial statement purposes, the Company purchased all of the outstanding common stock of Emerald Capital Investments, Inc. in a reverse acquisition transaction. The Company issued shares of common stock and record net liabilities from the acquisition of $796.

o The Company recorded a capital contribution of $10,000 through the extinguishment of debt.

o The Company acquired the assets of Virtual Network Systems, which consisted primarily of a customer list, for $150,000 cash and by reducing accounts receivable owed by Virtual Network System of $339,152, thereby recording goodwill in the amount of $489,152.




-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                     CCC GLOBALCOM CORPORATION
                                    Notes to Consolidated Financial Statements
                                                    December 31, 2000 and 1999
-------------------------------------------------------------------------------
1. Organization and Significant Accounting Policies

Organization
CCC GlobalCom Corporation (the "Company") was named Emerald Capital Investments, Inc prior to June 12, 2000. On June 9, 2000, the Company commenced operations in the telecommunications industry though the acquisition of CCC GlobalCom, Inc., a Texas Corporation ("CCC Texas"). CCC Texas was formed in 1999 to commence operations in the telecommunications industry. CCC Texas conducted no operations except for the acquisition of Ciera Network Systems, Inc. ("Ciera"). Ciera commenced operations in 1999. Currently, all of the Company's operations are conducted by Ciera. The Company's acquisition of CCC Texas, and as a result of such acquisition, the acquisition of Ciera, is accounted for as a reverse merger. Accordingly, for accounting purposes, Ciera is deemed to be the survivor of such acquisition and as such the financial statements presented are those of the operations of Ciera. Separate operations of Emerald Capital Investments, Inc. are not presented as the amounts are not significant.


Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.


Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line and accelerated methods over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in the statement of operations.

                                                     CCC GLOBALCOM CORPORATION
                                    Notes to Consolidated Financial Statements
                                                    December 31, 2000 and 1999
                                                                     Continued
-------------------------------------------------------------------------------



1. Organization and Significant Accounting Policies Continued

Goodwill
Goodwill is amortized on a straight-line basis over three years. The Company assesses recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate which reflects the Company's average cost of funds.


Revenue Recognition
Revenues are derived primarily from sales of local and long-distance telephone service. Revenues are recorded in the month that services are performed. Deferred revenues arise primarily from pre-billing for local telephone services. These amounts are recognized over the period for which the service is provided


Advertising
The Company expenses the cost of advertising as incurred. For the years ended December 31, 2000 and 1999, advertising expenses totaled approximately $17,000 and $5,000, respectively, and are included in general and administrative expenses in the accompanying statement of operations.


Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                               CCC GLOBALCOM CORPORATION

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------


1. Organization and Significant Accounting Policies Continued

Earnings (Loss) Per Common Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 1,100,000 shares of common stock at $.25 per share were outstanding at December 31, 2000 and 1999 respectively, but were not included in the diluted earnings (loss) per share calculation because the effect would have been antidilutive.

Concentration of Credit Risk and Significant Customer
Financial   instruments   which   potentially   subject   the   Company  to
concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company's customer base consists primarily of telecommunications service resellers and individuals. Although the Company is directly affected by the well-being of this industry, management does not believe significant credit risk exists at December 31, 2000.


The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


------------------------------------------------------------------------------

                                               CCC GLOBALCOM CORPORATION
                              Notes to Consolidated Financial Statements
                                                               Continued
------------------------------------------------------------------------------

Use of Estimates in the  Preparation of Financial  Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the current year presentation.

2. Accounts Receivable
Accounts receivable consists of the following:


Accounts receivable                    $    386,225
Less allowance for doubtful accounts        (20,671)
                                       ---------------
                                       $    365,554
                                       ===============


3. Property and Equipment
Property and equipment consists of the following:


Equipment                              $    117,610
Furniture and fixtures                       48,651
Leasehold improvements                        9,608
                                       ---------------

                                            175,869

Less accumulated depreciation and           (59,478)
amortization
                                       ---------------

                                       $    116,391
                                       ===============


Depreciation expense totaled $42,291 and $17,187 for the years ended December 31, 2000 and 1999, respectively.



------------------------------------------------------------------------------

                                               CCC GLOBALCOM CORPORATION
                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------

4. Goodwill
Goodwill consists of the following:

Goodwill                               $    489,152
Less accumulated amortization               (81,525)
                                       ---------------

                                       $    407,627
                                       ===============


Amortization expense totaled $81,525 and $0 for the years ended December 31, 2000 and 1999, respectively.

5. Long-Term Debt
Long-term debt consists of the following:

Convertible note payable to an individual with
interest at 12%.  The note and accrued interest is
due and payable in cash or the Company's
common stock at the prevailing market price.                     $  10,000

Convertible note payable to an individual with
interest at 12%.  The note and accrued interest is
due and payable in cash or the Company's
common at the prevailing market price stock.                         8,025
                                                                ------------

      Total long-term debt                                          18,025
      Less current portion                                          10,000
                                                                ------------

                                                                $    8,025
                                                                ============



------------------------------------------------------------------------------

                                               CCC GLOBALCOM CORPORATION
                              Notes to Consolidated Financial Statements
                                                               Continued
------------------------------------------------------------------------------



Future maturities of long-term debt are as follows:


Years Ending December 31:

   2001                                $     10,000
   2002                                       8,025
   2003                                         -
   2004                                         -
   2005                                         -
                                       --------------

                                       $     18,025
                                       ==============


6. Income Taxes
The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:


                                       Year Ended
                                      December 31,
                                ------------------------
                                    2000        1999
                                ------------------------

Federal income tax benefit at
statutory rate                  $   668,000  $  247,000
Change in valuation allowance      (668,000)   (247,000)
                                ------------------------

                                $      -     $     -
                                ========================

                                               CCC GLOBALCOM CORPORATION
                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------

Deferred tax assets (liabilities) at December 31, 2000 are comprised of the following:


Net operating loss carry forward       $  1,637,000
Depreciation                                  2,000
Allowance for doubtful accounts               8,000
                                       ------------

                                          1,647,000
Valuation allowance                      (1,647,000)
                                       ------------

                                       $        -
                                       ============



A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not htat the deferred tax asset will not be realized.

At December 31, 2000, the Company has approximately $4,400,000 of net operating loss carryforwards to offset future taxable income. These carryforwards begin to expire in 2004.

In addition, due to substantial changes in the Company's ownership during the year amounts of the NOL carryforward that can be utilized in future periods will be limited.

7. Stock Options

As of December 31, 2000 and 1999, the Company had 55,000 options outstanding to purchase shares of the Company's common stock. The options are exercisable at amounts of $5.00 anytime prior to the expiration date. The options expire beginning at various dates through December 31, 2002.

                                               CCC GLOBALCOM CORPORATION
                              Notes to Consolidated Financial Statements
                                                               Continued
------------------------------------------------------------------------------


Changes in stock options were as follows:

                                                  Price Range
                                        Shares    Per Share
                                      ------------------------

2000 and 1999
Granted                                   -       $    -
Expired or canceled                       -       $    -
Exercised                                 -       $    -
Total outstanding at December 31       60,000     $   5.00
Total exercisable at December 31       60,000     $   5.00




------------------------------------------------------------------------------

                                               CCC GLOBALCOM CORPORATION
                              Notes to Consolidated Financial Statements
                                                               Continued
------------------------------------------------------------------------------

8. Stock Based Compensation
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Corporation has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Corporation's stock option plans been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of SFAS No. 123, the Corporation's results of operations would have been reduced to the pro forma amounts indicated below:


                                          Year Ended
                                         December 31,
                                ----------------------------
                                      2000          1999
                                ----------------------------

Net loss - as reported           $ (1,789,567   $ (727,808)
Net loss - pro forma               (1,789,567)    (727,808)
Loss per share - as reported          $  (.06)        (.24)
Loss per share - pro forma            $  (.06)        (.24)
                                ----------------------------



------------------------------------------------------------------------------

                                               CCC GLOBALCOM CORPORATION
                              Notes to Consolidated Financial Statements
                                                               Continued
------------------------------------------------------------------------------




The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                 December 31,
                           ------------------------
                               2000        1999
                           ------------------------

Expected dividend yield         -0-         -0-
Expected price volatility      .01%        .01%
Risk-free interest rate       4.50%       4.50%
Expected life of options     2 years     3 years
                           ------------------------

The weighted average fair value of options granted during 2000 and 1999 are $.00.

8. Stock Based Compensation Continued
The following table summarizes information about stock options outstanding at December 31, 2000:


                            Outstanding                     Exercisable
-------------------------------------------------------------------------------
                            Weighted
                             Average
                            Remaining    Weighted                    Weighted
Range of    Number          Contractua   Average       Number        Average
Exercise  Outstanding         Life       Exercise      Exercisable   Exercise
 Prices    at12/31/00       (Years)        Price       at 12/31/00    Price
-------------------------------------------------------------------------------

$  5.00      55,000            2.0        $5.00          55,000      $  5.00

-------------------------------------------------------------------------------




------------------------------------------------------------------------------

                                               CCC GLOBALCOM CORPORATION
                              Notes to Consolidated Financial Statements
                                                               Continued
------------------------------------------------------------------------------



9. Commitments and Contingencies

Employment Agreement
The Company has entered into employment agreements with certain members of management that expire February 16, 2004. The agreements are automatically extended at the end of each period for three additional years, unless either party gives written notice 60 days in advance of the renewal date. The agreement provides the officer with an annual base salary, business expense reimbursement, certain employee benefits or equivalent compensation, vacation and paid holidays, office space and eligibility for: 1) bonuses; 2) other benefit programs which may be offered by the Company to its employees; 3) a lump sum termination payment ranging from 200% to 300% of the officer/shareholder's gross income for the year preceding termination. In the event the officer/shareholder is terminated for other than cause, the officer/shareholder will be entitled to receive all or part of the items noted above; including a bonus, if paid in the year preceding termination, for the remaining term of the agreement as if employment had not terminated. The agreement must be assigned to acquiring or successor entities and termination of the officer/shareholder must be approved by a majority of the directors of the Company.

10.Fair Value of Financial Instruments
The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.



------------------------------------------------------------------------------

                                               CCC GLOBALCOM CORPORATION
                              Notes to Consolidated Financial Statements
                                                               Continued
------------------------------------------------------------------------------


11.Recent Accounting Pronouncements
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and amended by SFAS No. 138, issued in June 2000. The requirements of SFAS No. 133, as amended, will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.


12.Subsequent Events
On February 21, 2001, the Company entered into a preliminary agreement to purchase the assets of Equalnet, a telecommunications company, for cash and assumption of liabilities. The agreement was amended March 23, 2001. According to the agreement, the Company will pay $500,000 cash and assume the liabilities of Equalnet not to exceed $7,500,000. The agreement is contingent upon completion of several issues including final approval by the bankruptcy court handling the Equalnet Chapter 11 bankruptcy.

The Company is in the process of a private placement, wherein the Company is raising up to $2,000,000 of additional equity. As of March 29, 2001 the Company has raised through the private placement $1,510,427 of gross proceeds. There is no minimum to the private placement.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.

                                PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      A. Identification of Directors and Executive Officers. The current directors and officers of CCC Globalcom, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                          Age     Position
-------------------------------------------------------------------------------
  Ziad A. Hakim                     44      Chairman/CEO/Director
  Paul E. Licata                    51      Vice Chairman/President/Director
  Gary A. Allcorn                   48      Chief Financial Officer


     Ziad A. Hakim. Mr. Hakim, as an engineer, businessman and corporate executive has extensive global expertise in the telecommunication arena, through individual and joint ventures has established Internet, Private Line and Cellular Phone companies in several countries around the world and telecommunications presence in Venezuela, Ecuador, Peru, Antigua/Barbuda, Anguila, Ivory Coast and in Benin, Africa. Mr. Hakim has served as petroleum and Telecommunications advisor to the Government of Grenada, Ukraine, Benin and Ecuador. Mr. Hakim served as the Chairman of CCOM of Venezuela and Peru and as President for POINTECOM for the International, Central and South American market. Most recently served as Chief Executive Officer of Commodity Customer Corporation, a consulting firm, including implementations of telecommunications network in America. Mr. Hakim, holds a B.S. in Electrical Engineering from Florida Institute of Technology.

     Paul E. Licata. Mr Licata has practiced law in Houston, Texas for the past 26 years. His practice has included business and corporate law matters as well as litigation. He earned his undergraduate degree from the University of Texas and his law degree from the University of Houston. He has taken a leave of absence from his law practice to devote his time fully to the business development of CCC Globalcom. During his legal career, Mr. Licata has represented various corporations, both foreign and domestic and has headed foreign companies' investments into the U.S. real estate market. Mr. Licata has also been instrumental in U.S. companies obtaining licenses to do telecommunications business in South America. Mr. Licata is licensed in the Supreme Court of Texas, all federal courts in Texas, including the Court of Appeals, and licensed in the Supreme Court of the United States.

     Gary Allcorn. Mr. Allcorn has been the Chief Financial Officer of the Company since October 2000. From 1996 to November 2000, Mr. Allcorn was Senior Vice president and CFO of DXP Enterprises, Inc., a publicly held company. From 1985 to 1996, he was Senior Vice President/ Finance for SEPCO Industries, Inc. Mr. Allcorn is a certified public accountant. He earned his MBA and his bachelor's degree in accounting from the Texas A & M University.

      B.    Significant Employees.

     Robert Livingston. Mr. Livingston formed Ciera in December 1998. From 1997 to 1998 he was an officer of Wireless Communications Technology, Inc. a cellular telephone operator in Africa. From 1996 to 1997, he was an officer of GST Telecommunications, a publicly traded telecommunications company. From 1987 to 1995, he was CEO of Texas-Ohio Communications a switchless reseller of long distance telephone service.

     James H. Jarrett. Mr. Jarrett formed Ciera in December 1998. He worked for Wireless Communications Technology, Inc. from May 1998 to December 1998. From 1997 to 1998, he was an officer of GST Telecommunications, a publicly traded telecommunications company.

      C. Family Relationships. There are no family relationships among CCC Globalcom's officers and directors.

      D. Other Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

      E.    Compliance With Section 16(a).  Inapplicable.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by CCC Globalcom for services rendered during the last three years to our Chief Executive Officer and to our most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:


                       SUMMARY COMPENSATION TABLE

                                      Annual Compensation
                                  ----------------------------

                                              Commissions
Name and                                        and         Other Annual    Restrict    Options/
Principal                           ($)        Bonuses      Compensation   Stock Awards  Stock
Postition                Year       Salary       ($)            ($)            ($)        (#)
--------------------------------------------------------------------------------------------------------------------


Ziad A. Hakim            2000       $145,833    -0-             -0-           -0-         -0-
CEO

Paul E. Licata           2000       $109,169    -0-
 President                                                      -0-           -0-         -0-

Robert Livingston        2000       $120,000   $25,000          -0-           -0-         -0-
President of Ciera

James Jarret             2000       $ 96,000   $25,000          -0-           -0-         -0-
Vice President of Ciera



      We anticipate that Mr. Hakim will be paid a salary of approximately $250,000 during the next year, Mr. Licata will be paid a salary of approximately $192,000 during the next year and Mr. Allcorn will be paid a salary of approximately $140,000 during the next year.

Stock Options Granted in the Last Fiscal Year

      No stock options were granted to management during 2000.

Aggregate Option Exercises and Number/Value of Unexercised Options

      The Company's current officers and directors hold no options or warrants to purchase shares of the Company's common stock.

Compensation of Directors

      CCC has no non-employee directors. Its employee directors received no additonal compensation for serving as directors of CCC Globacom.

Employment Agreements

      The Company has entered into employment agreements with Messieurs Hakim, Licata, Allcorn, Livingston and Jarrett. The agreements for Messieurs Hakim and Licata expires February 16, 2004 and Mr. Allcorn's expires February 16, 2003. Messieurs Hakim and Licata's agreement extends for an additional three year period on the anniversary date of the agreement unless notified by the Company that it will not extend the agreement. Mr. Allcorn's agreement provides for automatic extensions for a two year period. Messieurs Hakim, Licata and Allcorn will receive base salaries of $250,000, $192,000 and $140,000 respectively, business expense reimbursement, participate in employee benefit programs offered by CCC Globalcom to its employees and, a lump sum termination payment ranging from 200% to 300% of the officer/shareholder's gross income for the year preceding termination in the event the officer/shareholder is terminated for other than cause.

     Mr. Livigston and Mr. Jarret have employment agreements which provide for annual compensation of $120,000 and $96,000, respectively. In addition, the employment agreement provides that Mr. Livingston and Mr. Jarrett will each be paid 1% of the revenues from the Company's CLEC operations. These employment agreements expire June 1, 2005.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information regarding shares of CCC Globalcom's common stock beneficially owned as of March 22, 2001 by: (i) each officer and director of CCC Globalcom; (ii) all officers and directors as a group; and (iii) each person known by CCC Globalcom to beneficially own 5 percent or more of the outstanding shares of CCC Globalcom's common stock.


Name of                       Amount and Nature                  Percent of
Beneficial Owner              Beneficial Ownership(1)              Class
-------------------------------------------------------------------------------
Ziad A. Hakim (2)                   15,500,000                      48%
Paul E. Licata (3)                   2,000,000                       6%
Gary A. Allcorn                          -0-                        -0-
Douglas P. Morris (4)                2,939,007                       9%
CCC Communications, LTD.(5)          3,000,000                       9%
AMT Trading (5)                      7,000,000                      22%
Robert Livingston                      757,973                       2%
Sam Janett                             757,973                       2%
All officials directors as a group  21,955,017                      68%

      (1) Excludes shares which may be issued upon the exercise of options owned by the above-referenced persons which are described elsewhere in this Memorandum.

      (2) Mr. Hakim is the owner of 5,500,000 of these shares. A total of 3,000,000 of these shares is owned by CCC Communications, LTD., and 7,000,000 of these shares are owned by AMT Trading, both of which companies are affiliates of Mr. Hakim.

      (3) A total of 1,000,000 of these shares are owned by Paul Licata, P.C. and 1,00,000 of these shares are owned by 1999 DC Trust, both of which are affiliates of Mr.
      Licata.

      (4) These shares are owned by Mr. Morris or his affiliates as follows: (i) Douglas P. Morris - 1,000,000 shares; (ii) Douglas P. Morris - IRA - 300,000 shares; (iii) Hyacinth Resources, Inc. - 639,007 shares; and (iv) H&M Capital Investment, Inc. - 1,000,000 Shares.

      (5)These shares are also included in the shares attributed to Mr. Hakim (see footnote 2).

Options

      The Company has the following options issued and outstanding:

Holder             Number of Shares       Exercise Price    Expiration Date
-------------------------------------------------------------------------------
Frank Ross                25,000               $5.00        12/31/2002
Douglas P. Morris         17,500               $5.00        12/31/2002
Henry Obartuch            17,500               $5.00        12/31/2002

      We  anticipate  that  we  will  grant  additional   options  to  officers,
directors,   employees   and   consultants   from  time  to  time  as  incentive
compensation.

Security Ownership of Management

      See Item 4(a) above.

Changes in Control

      No changes in control of CCC Globalcom are currently contemplated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      On June 12, 2000, we finalized our acquisition of CCC Texas and its subsidiary, Ciera. In connection with such acquisition, we took the following action:

o We effected a 1-for-20 reverse split ("Reverse Split) of our issued and outstanding shares of Common Stock and our outstanding stock options. As a result of the Reverse Split, the 6,868,698 shares of our common stock issued and outstanding were reduced to 343,435 shares of common stock.

o We acquired by Merger CCC Texas. As part of the Merger, all of the shares of CCC Globalcom issued at the time of the Merger were converted into 30,250,000 shares of the Company's Common Stock (calculated after the Reverse Split).

o As a result of the Merger, CCC Texas became a wholly-owned subsidiary of the Company. Ciera is a wholly-owned subsidiary of CCC Texas.

o We completed a private placement of our Common Stock in which we sold 1,000,000 shares at a price of $1.50 per share.

o We agreed to issue the CCC Texas Shareholders 30,250,000 of our shares in the Merger in expectation that two additional acquisitions by CCC Texas will be completed after the closing of the Merger. If these acquisitions are not completed, a portion of the 30,250,000 Shares issued in the Merger will be canceled. We have agreed with certain shareholders of CCC Texas that 17,700,000 of the 30,250,000 Shares issued in the Merger were to be deposited into an escrow pending the completion of these additional acquisitions. One-half of these shares will be released from escrow when an initial acquisition is completed and the remaining shares will be released from the escrow when a second acquisition is completed.

o As a result of the Merger, the officers and directors of CCC Globalcom became the officers and directors of the Company. Douglas P. Morris, who was already a director of the Company, agreed to remain as a director for a limited period of time following the Merger. Mr. Morris has recently resigned as a director of the Company but continues to serve as a consultant to the Company.

o We changed our name from Emerald Capital Investments, Inc. to CCC Globalcom Corporation.

o We changed our domicile or state of incorporation from the state of Delaware to the State of Nevada

o Certain persons were issued a total of 9,050,000 shares of the Company's common stock for services rendered in connection with the Merger. These persons were issued shares of CCC Texas and then converted such shares into shares of the Company's Common Stock in the Merger. Douglas P. Morris and his affiliates were issued 3,650,000 of these shares in the Merger.

Consulting Agreement

      On January 11, 2001, the Company entered into a Consulting Agreement with Hyacinth Resources, Inc., an affiliate of Douglas P. Morris. Mr. Morris was previously and a director of the Company and, prior to the Merger, was the president of Emerald Capital Investments, Inc. Under the consulting agreement, the Company paid $60,000 to Hyacinth Resources for a one year financial consulting agreement.

Parents of Company

      The only parents of CCC Globalcom, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of CCC Globalcom. For information regarding the share holdings of CCC Globalcom's officers and directors, see Item 12.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  A. The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibits Index which appears on page 51.

  B. On October 10, 2000, CCC Globalcom filed an amended Form 8-K which included the financial statements of CCC Texas and Ciera, required as a result of the merger effected in June 2000.

Exhibits to Form 10-KSB
                                                             Sequentially
  Exhibit                                                      Numbered
  Number    Exhibit                                             Page
------------------------------------------------------------------------------
   2.1       Agreement and Plan of Merger (1)                    N/A

   3.1      Articles of Incorporation(1)                         N/A

   3.2      Bylaws(1)                                            N/A

  10.1      Employment Agreement - Ziad Hakim(2)                 56

  10.2      Employment Agreement - Ziad Hakim(2)                 68

  10.3      Employment Agreement - Paul Licata(2)                87

  10.4      Employment Agreement - Ziad Hakim(2)                 99

  10.5      Employment Agreement - Gary Allcorn(2)              118

  10.6      Employment Agreement - Ziad Hakim(2)                130

  11.1      Schedule of Weighted Average Shares(2)               54

  21.1      Subsidiaries of Registrant(2)                        55


(1) Previously filed.
(2) Attached

                               SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CCC Globalcom Corporation.


Date: March 30, 2001       By/s/ Ziad H. Hakim
                                 Ziad H. Hakim CEO
                                 Principal Executive Officer

Date: March 30, 2001       By/s/ Gary Allcorn
                                 Gary Allcorn, CFO
                                 Principal Financial Officer

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of CCC Globalcom and in the capacities and on the dates indicated.

Signature                           Capacity                Date

/s/ Ziad H. Hakim                   CEO/Director            March 30, 2001
Ziad H. Hakim

/s/ Paul Licata                     President/Director      March 30, 2001
Paul Licata