Form 10QSB
period 2001-03-31
CCC GLOBALCOM CORP
filed 2001-05-11
CIK 854164

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    --------------------------------------

                                   FORM 10-QSB
                    --------------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       Commission file number 33-30365-C
                    --------------------------------------

                           CCC GLOBALCOM CORPORATION
                    --------------------------------------

           (Name of Small Business Issuer as specified in its charter)

               Nevada                                       36-3693936
  -------------------------------                       ------------------
  (State or other jurisdiction of                        (I.R.S. employer
  incorporation or organization                         identification No.)



          1250 Wood Branch Park Drive, 6th Floor, Houston, Texas 77079
          ------------------------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (281) 529-4600
         ---------------------------------------------------------------



                                 Not Applicable
                                 --------------
              Former name, former address, and former fiscal year,
                         if changed since last report.

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ].

Common Stock outstanding at May 2, 2001 - 32,241,403 shares of $.001 par value Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                            CCC GLOBALCOM CORPORATION

                      For the Quarter ended March 31, 2001

     The following financial statements and schedules of the registrant are submitted herewith:

                         PART I -- FINANCIAL INFORMATION

                                                                                        Page of
                                                                                      Form 10-QSB
                                                                                      -----------

Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheet-March 31, 2001                              3

           Condensed Consolidated Statements of Operations--for the three months
           ended March 31, 2001 and March 31, 2000                                          4

           Condensed Consolidated Statements of Cash Flows--for the three months
           ended March 31, 2001 and March 31, 2000                                          5

           Notes to Condensed Consolidated Financial Statements                             7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          8


                           PART II -- OTHER INFORMATION

                                                                                          Page
                                                                                          ----
Item 1.    Legal Proceedings                                                               13
Item 2.    Changes in the Securities                                                       13
Item 3.    Defaults Upon Senior Securities                                                 14
Item 4.    Results of Votes of Security Holders                                            14
Item 5.    Other Information                                                               14
Item 6(a). Exhibits                                                                        14
Item 6(b). Reports on Form 8-K                                                             14


                                                        CC GLOBALCOM CORPORATION
                                  Condensed Consolidated Statement of Operations
                                                                  March 31, 2001
                                                                     (Unaudited)
________________________________________________________________________________




               ASSETS

          Current assets:
            Cash                                                                                  $         602,261
            Accounts receivable, net                                                                        222,509
            Inventory                                                                                           375
            Prepaid expenses                                                                                  2,677
                                                                                                  =================
               Total current assets                                                                         827,822

          Property and equipment, net                                                                       117,801
          Deposits                                                                                          250,294
          Intangible asset, net                                                                             366,864
                                                                                                  =================
               Total assets                                                                       $       1,562,781
                                                                                                  =================
               LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
            Accounts payable                                                                      $         102,784
            Accrued liabilities                                                                             136,952
            Deferred Income                                                                                  85,701
                                                                                                  =================
               Total current liabilities                                                                    325,437

          Long-term note payable                                                                              8,025
                                                                                                  =================
               Total liabilities                                                                            333,462
                                                                                                  =================
          Stockholders' equity:
            Common stock - par value $.001 per share. Authorized 100,000,000
              shares; issued and outstanding 32,241,403 shares                                               32,334
            Additional paid-in capital                                                                    4,414,529
            Accumulated deficit                                                                          (3,217,544)
                                                                                                  =================
               Total stockholders' equity                                                                 1,229,319
                                                                                                  =================
               Total liabilities and stockholders' equity                                         $       1,562,781
                                                                                                  =================

________________________________________________________________________________
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       CCC GLOBALCOM CORPORATION
                                  Condensed Consolidated Statement of Operations
                                                                     (Unaudited)
________________________________________________________________________________


                                    Three Months Ended
                                        March 31
                              --------------------------
                                  2001          2000
                              -----------    -----------
Revenue                       $   405,846    $   131,253
Cost of goods sold                321,400        122,185
                              -----------    -----------
     Gross margin                  84,446          9,068

General and administrative
  expenses                       (787,644)      (231,099)
                              -----------    -----------
     Loss from operations        (703,198)      (222,031)
                              -----------    -----------
Other income (expense):
  Interest expense                 (1,474)        (2,429)
  Interest income                     457          1,094
  Other income (expense)            4,046         (9,840)
                              -----------    -----------
                                    3,029        (11,175)
                              -----------    -----------
     Loss before income tax      (700,169)      (233,206)


Income tax benefit                     --             --
                              -----------    -----------
     Net loss                 $  (700,169)   $  (233,206)
                              ===========    ===========
Net loss per share --
  basic and diluted           $     (0.02)   $      (.01)
                              -----------    -----------
Weighted average shares --
 basic and diluted             32,283,000     21,200,000
                              ===========    ===========

________________________________________________________________________________
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       CCC GLOBALCOM CORPORATION
                                  Condensed Consolidated Statement of Cash Flows
                                                                     (Unaudited)
________________________________________________________________________________



                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2001             2000
                                                    -----------       ---------

Cash flows from operating activities:

  Net loss                                           $ (700,169)      $(233,206)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                      53,735          10,519
      (Increase) decrease in:
          Accounts receivable                           143,045         (91,818)
          Inventory                                        (375)
          Prepaid expenses                                1,768          (1,835)
          Deposits and other assets                    (235,294)
      Increase (decrease) in:
          Accounts payable                               (4,089)         37,549
          Accrued liabilities                            59,586          57,847
          Deferred income                               (86,852)
                                                     ----------       ---------
            Net cash used in
            operating activities                       (768,645)       (220,944)
                                                     ----------       ---------
Cash flows from investing activities-

  Purchase of property and equipment                    (14,382)        (21,226)
                                                     ----------       ---------
            Net cash used in
              Investing activities                      (14,382)        (21,226)
                                                     ----------       ---------

Cash flows from financing activities:

  Payments on short-term notes payable                  (10,000)             --
  Proceeds from issuance of stock                       281,529         120,000
  Proceeds from debt                                         --           7,086
                                                     ----------       ---------
            Net cash provided by
              financing activities                      271,529         127,086
                                                     ----------       ---------
            Net decrease in cash                       (511,498)       (110,084)

  Cash, beginning of period                           1,113,759         135,076
                                                     ----------       ---------
  Cash, end of period                                $  602,261       $  24,992
                                                     ----------       ---------

________________________________________________________________________________
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       CCC GLOBALCOM CORPORATION
                                  Condensed Consolidated Statement of Cash Flows
                                                                       Continued
                                                                     (Unaudited)
________________________________________________________________________________


                                                          Three Months Ended
                                                                 March 31,
                                                         ---------------------
                                                          2001           2000
                                                         ------         ------

Supplemental disclosure of cash flow information:

  Interest paid                                          $1,474         $2,429
                                                         ------         ------

  Income taxes paid                                      $   --         $   --
                                                         ------         ------


________________________________________________________________________________
See accompanying Notes to Condensed Consolidated Financial Statements.

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

(1) CCC GlobalCom Corporation (the "Company") was named Emerald Capital Investments, Inc. prior to June 12, 2000. On June 9, 2000, the Company commenced operations in the telecommunications industry through the acquisition of CCC GlobalCom Corporation, a Texas Corporation ("CCC Texas"). CCC Texas was formed in 1999 to commence operations in the telecommunications industry. CCC Texas conducted no operations except for the acquisition of Ciera Network Systems, Inc. ("Ciera"). Ciera commenced operations in 1999. The Company's acquisition of CCC Texas, and as a result of such acquisition, the acquisition of Ciera, is accounted for as a reverse merger. Accordingly for accounting purposes, Ciera is deemed to be the survivor of such acquisition and as such the financial statements presented are those of the operations of Ciera from January 1, 2000 to March 31, 2000. Thereafter the statements are those of the consolidated statements CCC GlobalCom Corporation and its wholly owned subsidiaries.

(2) The unaudited financial statements include the accounts of CCC Globalcom Corporation and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to fairly present the financial position as of March 31, 2001 and the results of operations and changes in financial position for the three month periods ended March 31, 2001 and March 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

(4) Loss per common share is based on the weighted average number of shares outstanding during the period. Common stock equivalents are not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

(5) Subsequent to March 31, 2001, the Company is currently raising capital through a Private Placement Memorandum ("PPM"). The PPM is selling shares for $3.25 with a minimum purchase of 20,000 shares to pre-accredited investors. The Company is seeking to sell 2,000,000 shares of its common stock under the PPM. The PPM requires no minimum and to date the Company has raised approximately $2,187,589. Approximately, $1,250,000 of the proceeds have been used for the EqualNet and d-Tel acquisition.

(6) On February 21, 2001, CCC GlobalCom Corporation executed an Asset Purchase Agreement to acquire certain assets of EqualNet Communications Corp., EqualNet Corporation and USC Telecom, Inc. (collectively referred to as the "EqualNet Assets"). The transaction closed April 3, 2001. The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to EqualNet's long distance resale business, customer service business and telephone debit and sales and service business. The purchase price of $8,000,000 was paid with $500,000 cash and proceeds from a revolving credit facility of $7,500,000 from RFC Capital, a division of Textron Financial. In a related transaction, CCC GlobalCom purchased three switches used in the EqualNet long distance business for $750,000 from dTel Network, L. L. C., a company controlled by the Chairman of the Board of EqualNet.

(7) Deposits as of March 31, 2001 represent payments made associated with the EqualNet acquisition and will be reclassed once the purchase price allocation is determined.

                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     CCC GlobalCom Corporation (the "Company") was named Emerald Capital Investments, Inc. prior to June 12, 2000. On June 9, 2000, the Company commenced operations in the telecommunications industry through the acquisition of CCC GlobalCom Corporation, a Texas corporation ("CCC Texas"). CCC Texas was formed in 1999 to commence operations in the telecommunications industry. CCC Texas has conducted no operations except for its acquisition of Ciera Network Systems, Inc. ("Ciera"). Ciera commenced operations in 1999. The Company's acquisition of CCC Texas, and as result of such acquisition, the acquisition of Ciera, is accounted for as a reverse merger. Accordingly, for accounting purposes, Ciera is deemed to be the survivor of such acquisitions and the financial statements included in this Form 10-QSB for quarters in 2000 are the financial statements of Ciera. The financial statements for the three month period in 2000 are consolidated financial statements of CCC Texas and Ciera for the entire period.

     The Company is a facilities based telecommunications company offering residential and small to medium sized business customers a wide variety of bundled voice and data telecommunications services. Prior to March 31, 2001, the Company operated as a switchless provider of telecommunication services. We are primarily a reseller of voice and data telecommunications services. Our services include but are not limited to the following:

     o  local telephone service,

     o  long distance telephone services;

     o  internet service;

     o  paging;

     o  voice messaging; and

     o  archive data backup and recovery.

     The Company intends to expand our operations through acquisitions of other telecommunications companies located in the United States, South and Central America and elsewhere. The key elements of our business strategy are to:

       o focus on residential and small and medium-sized business customers in select United States and foreign markets;

       o develop a flexible, technologically advanced telecommunications network in a capital-efficient manner through reselling telecommunication services and products in a seamless method;

       o provide customers a complete telecommunications solution at a competitive price with superior customer service;

       o  maintain customer loyalty;

       o employ a team sales approach to cross-sell multiple products and services; and

       o expand through acquiring other operating telecommunications companies or their assets

CALLING CENTERS.

     Many Colombian residents do not have telephone services in their residences and are required to make telephone calls at pay phones. The Company recently formed CCC Globaltel de Colombia, as a wholly-owned subsidiary of CCC GlobalCom Corporation, under the laws of Colombia, to operate calling centers. These indoor calling centers are designed to serve travelers and the large population of the country who do not have personal telephones. Calling centers are a widely recognized and utilized medium in Colombia, Mexico, and other Latin American countries but do not currently have a real equivalent in the U.S.

     The first Calling Center has recently commenced operations in Bogota, Colombia. This first Calling Center has five telephones and three local access stations for Internet access. Subject to adequate financing, we intend to open an additional 26 Calling Centers during the next 12 months. Each location will employ at least one attendant, who processes calls, monitors call duration, collects money and runs daily reports on call activity. As compared to public pay telephones, our centers offer privacy and comfort as well as the personalized attention needed by customers who are not accustomed to using a telephone.

     CCC Globaltel de Colombia has an agreement with Capitel/Telecom (the largest telephone company in Colombia) in connection with the operation of the Calling Centers. Capitel/Telecom has agreed to fund the costs of bringing telephone service connections, both national and international communication services, to each of the Calling Centers. CCC Globalcom Corporation will be required to fund the costs of constructing and operating the Calling Centers. Those costs are estimated to approximate $16,000 for constructing and equipping each Calling Center. Capital requirements necessary to fund this project pursuant to our business plan are estimated to approximate $1,000,000. There can be no assurance the Company will be successful in raising the capital necessary to complete this project.

     The calling center business is very competitive throughout Colombia, however this is a very localized business on a neighborhood to neighborhood basis.

RESULTS OF OPERATIONS

     The Company's revenues are derived from the sale of telecommunications services to residential and business customers. Currently, the Company has a limited number of customers and is primarily conducting operations in the State of Texas and Missouri. Although the Company's wholly owned subsidiary Ciera Network Systems, Inc. commenced operations in 1999, the Company continues to be in early stages of development and future revenues are dependent upon the Company's ability to expand its customer base through a combination of internally generated growth or acquisitions. Effective April 3, 2001, CCC Globalcom acquired the long distance customer base of EqualNet. This customer base consists of approximately 40,000 customers.

     The Company has been operating in the telecommunication industry since January, 1999, and is in the early stages of pursuing its business plan. Therefore, the comparative numbers between 2001 and 2000 may not be a meaningful indication of future results.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

     REVENUES for the three months ended March 31, 2001 were $405,846 compared to $131,253 for the three months ended March 31, 2000. Revenues are derived from the sale of telecommunications services. The increase in revenues for the three months ended March 31, 2001 compared to the three month period ended March 31, 2000 was primarily attributed to implementation of the Company's marketing efforts throughout the 2000 calendar year and into the first quarter of 2001 and customers obtained from the Virtual Network Acquisition in June , 2000.

     COST OF SALES. For the three months ended March 31, 2001, our cost of sales were $321,400 or 79.2% of sales compared to $122,185 or 93.1% for the three months ended March 31, 2000. The increase in costs of sales for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was primarily attributed to costs associated with the revenue growth from first quarter 2000 to first quarter 2001. The variance in the percentage of cost of sales is indicative of the fact that the first quarter of 2000 was still being conducted during a start up period and the company's cost of providing service was higher during this start up period. The Company expects to aggressively monitor its cost of sales to obtain the lowest cost possible for providing the services to the customer.

     GROSS MARGINS. Gross margins were $84,446 for the three months ended March 31, 2001 compared to $9,068 for the three months ended March 31, 2000. This significant increase is the result of a significant increase in revenues relating to the startup of our operations during the last year.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative (G&A) expenses were $787,644 or 194% of revenue for the three months ended March 31, 2001 compared to $231,099 or 176% of revenue for the three months ended March 31, 2000. The increase in G & A expenses was attributed to an overall increase in operations, other activities, staffing and professional fees. We anticipate that the total dollar amount of G & A expenses will continue to increase as operations increase through acquisitions or internal growth.

     NET LOSS.  We had a net loss of $700,169 for the three months ended
March 31, 2001 compared to a net loss of $233,206 for the three months ended March 31, 2000. The increase in total net loss was due primarily to the increase in general and administrative expenses for the comparable periods. This increase in general and administrative expenses was necessary to provide the infrastructure necessary to continue with the implementation of the Company's business plan.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company's working capital was $502,385. In
January, 2001, the Company received gross offering proceeds of $281,529 from the completion of a private placement of its common stock.

     Subsequent to March 31, 2001 the Company is currently raising capital through a Private Placement Memorandum ("PPM"). The PPM is selling shares for $3.25 with a minimum purchase of 20,000 shares to pre-accredited investors. The Company is seeking to sell 2,000,000 shares of its common stock under the PPM. The PPM requires no minimum and to date the Company has raised approximately $2,187,589. Approximately, $1,250,000 of the proceeds have been used for the EqualNet and d-Tel acquisition.

     The Company has entered into a $10,000,000 revolving credit facility with RFC Capital in connection with the proposed acquisition of EqualNet. The revolving credit facility has a forty eight month term and an interest rate of prime plus one and three quarter percent. Advances under the loan are based upon a multiple of revenue. The loan has covenants related to financial performance and cash flow customary to loans of this type. At March 31, 2001 there were no borrowings outstanding under this loan. Subsequent to March 31, 2001 upon the closing of the EqualNet acquisition, the Company has borrowed $7,637,702 under the Credit facility, $7,500,000 of which was used primarily to fund a portion of the purchase price and the balance to fund operations.

     At March 31, 2001, the Company had total assets of $1,562,781, total liabilities of $333,462 and stockholders equity of $1,229,319. Total assets included $366,864 attributed to intangible assets attributable to the purchase of the customer list from the Virtual Network Company.

     The Company's primary needs for capital are to fund acquisitions, purchase equipment, and fund operations until the Company operates at a profit. The Company anticipates that it will continue to operate at a deficit for at least through the second quarter of fiscal 2001.

     The Company anticipates the net proceeds received in its most recent private placement will fund current operations for approximately six months. The Company will be required to obtain capital in order to continue to operate subsequent to that date.

     The Company's ability to expand will, at least for the foreseeable future, be dependent upon its ability to sell shares of common stock, of which there can be no assurance and borrowings available under its revolving credit facility.

     The Company must increase revenues to become profitable. The Company believes one of the most effective ways of increasing revenues is to acquire existing operating telecommunication companies. Acquisitions will require the issuance of securities, which will dilute the percentage share ownership of existing shareholders.

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

     Certain statements contained in this Quarterly Report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend," "estimate," "expect," "project" and words of similar import, constitute forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

       o  limited operating history and expectation of operating losses;

       o availability and terms of the significant additional capital required to fund our expansion;

       o  reliance on third party vendors and suppliers;

       o  extensive competition we expect to face in each of our markets;

       o  dependence on sophisticated information and processing systems;

       o  ability to manage growth;

       o ability to access markets and obtain any required governmental authorizations, franchises and permits, in a timely manner, at reasonable costs and on satisfactory terms and conditions;

       o ability to attract customers away from their existing telecommunications providers;

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


                          PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings. To the best knowledge of the Company's management, the Company is not a party to any legal proceeding or litigation.

     Item 2. Changes in Securities and Use of Proceeds. During the quarter ended March 31, 2001, the Company sold 86,624 shares of its common stock at the price of $3.25 per share.

Gross offerings proceeds were $281,529. The net proceeds are being used by the company as general working capital.

     Substantially all of the purchasers of the shares sold in the private placement described in this Item 2 were accredited investors as that term is defined in Regulation D promulgated by the Securities and Exchange Commission. Both of the private placements described in this Item are believed to be exempt from registration under Rule 506 of Regulation D as securities sold in a non-public offering.

     Item 3. Defaults by the Company on its Senior Securities. None.

     Item 4. Submission of Matters to Vote of Security Holders. None.

     Item 5. Other Information. None.

     Item 6(a).  Exhibits. None.

     Item 6(b). Reports on Form 8-K: On April 13, 2001, The Company filed an 8-K announcing the acquisition of selected assets from EqualNet Communications Corp. and d-Tel Network, LLC.


                                   SIGNATURE

     Pursuant to the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2001                       CCC GLOBALCOM CORPORATION


                                          By  /s/ ZIAD A. HAKIM
                                              _________________________________
                                                Ziad A. Hakim
                                                CEO/Principal Executive Officer


                                          By  /s/ GARY A. ALLCORN
                                              _________________________________
                                                Gary A. Allcorn
                                                CFO/Principal Financial Officer