Form 10QSB
period 2001-06-30
CCC GLOBALCOM CORP
filed 2001-08-10
CIK 854164

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 33-30365-C

                                   ----------

                            CCC GLOBALCOM CORPORATION
           -----------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            NEVADA                                     36-3693936
-------------------------------                    ------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


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
Yes  X   No
    ---     ---

Common Stock outstanding at August 2, 2001 - 32,334,332 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                            CCC GLOBALCOM CORPORATION


                       For the Quarter ended June 30, 2001


       The following financial statements and schedules of the registrant are submitted herewith:


                         PART I - FINANCIAL INFORMATION


                                                                                        Page of
                                                                                      Form 10-QSB
                                                                                      -----------
Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheet-June 30, 2001                                3

              Condensed Consolidated Statements of Operations--for the three months and
               six months ended June 30, 2001 and June 30, 2000                                 4

              Condensed Consolidated Statements of Cash Flows--for the six
               months ended June 30, 2001 and June 30, 2000                                     5

              Notes to Condensed Consolidated Financial Statements                              7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                             8

                           PART II - OTHER INFORMATION

                                                                                              Page

Item 1.       Legal Proceedings                                                                14

Item 2.       Changes in the Securities                                                        14

Item 3.       Defaults Upon Senior Securities                                                  15

Item 4.       Submission of Matters to Vote of Security Holders                                15

Item 5.       Other Information                                                                15

Item 6(a).    Exhibits                                                                         15

Item 6(b).    Reports on Form 8-K                                                              15

                                                       CCC GLOBALCOM CORPORATION
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                   JUNE 30, 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

          ASSETS
Current assets:
     Cash                                                          $  1,024,351
     Accounts receivable, net                                         3,454,394
     Inventory                                                              375
     Prepaid expenses                                                   316,525
                                                                   ============

          Total current assets                                        4,795,645

Property and equipment, net                                           2,538,237

Intangible asset, net                                                 3,492,317
                                                                   ============

          Total assets                                             $ 10,826,199
                                                                   ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $    208,218
     Accrued liabilities                                                623,964
     Deferred Income                                                     89,177
     Revolving line of credit                                         7,815,280
                                                                   ============

          Total current liabilities                                   8,736,639

Long-term note payable                                                    8,025
                                                                   ============

          Total liabilities                                           8,744,664
                                                                   ============

Stockholders' equity:
     Common stock - par value $.001 per share
     Authorized 100,000,000 shares; issued and outstanding
     32,334,332 shares                                                   32,334
     Additional paid-in capital                                       6,476,176
     Accumulated deficit                                             (4,426,975)
                                                                   ============

          Total stockholders' equity                                  2,081,535
                                                                   ============

          Total liabilities and stockholders' equity               $ 10,826,199
                                                                   ============

--------------------------------------------------------------------------------
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       CCC GLOBALCOM CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------



                                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                            JUNE 30                                JUNE 30
                                               --------------------------------        --------------------------------
                                                   2001                2000                2001                2000
                                               ------------        ------------        ------------        ------------
Revenue                                        $  2,823,228        $    494,383        $  3,229,074        $    625,636
Cost of goods sold                                1,532,630             318,663           1,854,030             440,848
                                               ------------        ------------        ------------        ------------

     Gross margin                                 1,290,598             175,720           1,375,044             184,788

General and administrative
  expenses                                       (2,381,163)           (230,861)         (3,168,807)           (461,960)
                                               ------------        ------------        ------------        ------------

     Loss from operations                        (1,090,565)            (55,141)         (1,793,763)           (277,172)
                                               ------------        ------------        ------------        ------------

Other income (expense):
  Interest expense                                 (138,921)               (146)           (140,395)             (2,575)
  Interest income                                       786                 784               1,243               1,878
  Other income (expense)                             19,269               5,431              23,315              (4,409)
                                               ------------        ------------        ------------        ------------
                                                   (118,866)              6,069            (115,837)             (5,106)
                                               ------------        ------------        ------------        ------------


     Loss before tax income                      (1,209,431)            (49,072)         (1,909,600)           (282,278)

Income tax benefit                                       --                  --                  --                  --
                                               ============        ============        ============        ============

     Net loss                                  $ (1,209,431)       $    (49,072)       $ (1,909,600)       $   (282,278)
                                               ============        ============        ============        ============

Net loss per share -
  basic and diluted                            $       (.04)       $       (.00)       $       (.06)       $       (.01)
                                               ============        ============        ============        ============
Weighted average shares -
  basic and diluted                              32,334,332          24,216,667          32,334,332          22,708,332
                                               ------------        ------------        ------------        ------------

--------------------------------------------------------------------------------
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       CCC GLOBALCOM CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                          --------------------------------
                                                              2001                2000
                                                          ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $ (1,909,600)       $   (282,278)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                        520,956              10,519
          (Increase) decrease in:
               Accounts receivable                             (88,840)           (407,875)
               Inventory                                          (375)
               Prepaid expenses                               (312,080)            (11,892)
               Deposits and other assets                        15,000               5,000
          Increase (decrease) in:
               Accounts payable                                101,345             233,032
               Accrued liabilities                             546,598             (24,493)
               Deferred income                                 (83,376)
               Loss on sale of fixed assets                      5,805
                                                          ============        ============

                    Net cash used in
                    operating activities                    (1,204,567)           (477,987)
                                                          ============        ============

CASH FLOWS FROM INVESTING ACTIVITIES-
     Purchase of property and equipment                        (97,637)            (24,553)
     Acquisition of customer base                              (26,000)           (150,000)
     Purchase of EqualNet assets                            (8,161,511)
     Purchase of telephone switching equipment                (750,000)
     Proceeds from sale of equipment                             1,851
                                                          ============        ============

                    Net cash used in
                    Investing  activities                   (9,033,297)           (174,553)
                                                          ============        ============

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on short-term notes payable                      (10,000)             (6,860)
     Proceeds from issuance of stock                         2,343,176           1,644,046
     Payments on long-term debt                             (3,318,983)            (18,364)
     Proceeds from debt                                     11,134,263
                                                          ------------        ------------

                    Net cash provided by
                    financing activities                    10,148,456           1,618,822
                                                          ============        ============

                    Net increase (decrease) in cash            (89,408)            966,282

     Cash, beginning of period                               1,113,759             135,076
                                                          ============        ============

--------------------------------------------------------------------------------
See accompanying Notes to Condensed Consolidated Financial Statements.


                                         CCC GLOBALCOM CORPORATION
                                             SIX MONTHS ENDED
                                                  JUNE 30,
                                      --------------------------------
Cash, end of period                   $  1,024,351        $  1,101,358
                                      ------------        ------------


                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                       CONTINUED
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------



                                                           THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                       $140,395       $  2,575
                                                         ========       ========

     Income taxes paid                                   $     --       $     --
                                                         ========       ========

--------------------------------------------------------------------------------
See accompanying Notes to Condensed Consolidated Financial Statements.

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(1) CCC GlobalCom Corporation (the "Company") was named Emerald Capital Investments, Inc. prior to June 12, 2000. On June 9, 2000, the Company commenced operations in the telecommunications industry through the acquisition of CCC GlobalCom Corporation, a Texas Corporation ("CCC Texas"). CCC Texas was formed in 1999 to commence operations in the telecommunications industry. CCC Texas conducted no operations except for the acquisition of Ciera Network Systems, Inc. ("Ciera"). Ciera commenced operations in 1999. The Company's acquisition of CCC Texas, and as a result of such acquisition, the acquisition of Ciera, is accounted for as a reverse merger. Accordingly for accounting purposes, Ciera is deemed to be the survivor of such acquisition and as such the financial statements presented are those of the operations of Ciera from January 1, 2000 to June 9, 2000. Thereafter the statements are those of the consolidated statements CCC GlobalCom Corporation and its wholly owned subsidiaries.

(2) The unaudited financial statements include the accounts of CCC GlobalCom Corporation and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to fairly present the financial position as of June 30, 2001 and the results of operations and changes in financial position for the three and six month periods ended June 30, 2001 and June 30, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

(3) Loss per common share is based on the weighted average number of shares outstanding during the period. Common stock equivalents are not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

(4) The Company raised $2,343,176, net of expenses of $241,526, in proceeds from a Private Placement Memorandum ("PPM") which closed on May 31, 2001. The Company sold shares for $3.25 with a minimum purchase of 20,000 shares to accredited investors. The Company was offering 2,000,000 shares of its common stock under the PPM. The Company sold 795,293 shares of commons stock in the PPM. Approximately, $1,250,000 of the proceeds have been used for the EqualNet and d-Tel acquisition.

(5) On April 5, 2001, the Company acquired certain assets of EqualNet Communications Corp., EqualNet Corporation and USC Telecom, Inc. (collectively referred to as the "EqualNet Assets"). The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to EqualNet's long distance resale business, customer service business and telephone debit and sales and service business. The purchase price of $8,161,511 was paid with available cash and proceeds from a revolving credit facility of $7,500,000 from RFC Capital, a division of Textron Financial. In a related transaction, CCC GlobalCom purchased three switches used in the EqualNet long distance business for $750,000 from dTel Network, L. L. C., a company controlled by the Chairman of the Board of EqualNet.

(6) Prepaid expenses at June 30, 2001 are comprised of consulting arrangements ($180,000) ranging from three to thirty months, prepaid public relations ($40,350) expiring in six months, prepaid rent ($21,778) and other prepaid expenses ($74,397).

(7) The Company has entered into a $10,000,000 revolving credit facility with RFC Capital in connection with the acquisition of EqualNet. The revolving credit facility has a forty eight month term and an interest rate of prime plus one and three quarter percent. Advances under the loan are based upon a multiple of revenue. The loan has covenants related to financial performance and cash flow customary to loans of this type. At June 30, 2001 there was $7,815,280 in borrowings outstanding under this loan. Approximately $7,500,000 of advances under the credit facility were used to finance the purchase of the EqualNet assets with the balance used to fund operations. Availability under the loan is generated through collections of accounts receivable deposited directly into lockboxes of RFC Capital Corporation. At June 30, 2001, the Company had withdrawn the maximum amount available under the loan. The amount due under the revolving line of credit has been classified as current. The Company is in violation of the minimum tangible net worth covenant of $3,000,000. The Company is actively pursuing additional sources of equity which would eliminate this violation. At the present time, a waiver from the lender has not been sought. There can be no assurance additional capital will be obtained or a waiver of this covenant violation will be obtained.

(8) In July 2001, the Company executed an Asset Purchase Agreement to acquire certain assets of Omniplex Communications Group, LLC (Omniplex). Omniplex is in Chapter 11 Bankruptcy. The assets to be purchased include various fixed assets, contracts, receivables and other tangible and intangible assets related to Omniplex's local and long distance business. The purchase price of the transaction approximates $8,000,000 to be paid from proceeds of $7,500,000 of a new $10,000,000 revolving credit facility and $500,000 of collections of accounts receivable during the first six months. The transaction is contingent upon approval of the Bankruptcy Court and successful negotiation with the lender on the loan documentation.

(9) Included in cash on the balance sheet are certificates of deposits totaling $166,100 securing letters of credit provided to certain of the Company's vendors for collateral on their accounts. Accordingly, the certificates of deposit are not available for use in meeting the Company's working capital needs.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         CCC GlobalCom Corporation (the "Company") was named Emerald Capital Investments, Inc. prior to June 12, 2000. On June 9, 2000, the Company commenced operations in the telecommunications industry through the acquisition of CCC GlobalCom Corporation, a Texas corporation ("CCC Texas"). CCC Texas was formed in 1999 to commence operations in the telecommunications industry. CCC Texas has conducted no operations except for its acquisition of Ciera Network Systems, Inc. ("Ciera"). Ciera commenced operations in 1999. The Company's acquisition of CCC Texas, and as result of such acquisition, the acquisition of Ciera, is accounted for as a reverse merger. Accordingly for accounting purposes, Ciera is deemed to be the survivor of such acquisition and as such the financial statements presented are those of the operations of Ciera from January 1, 2000 to June 9, 2000. Thereafter the statements are those of the consolidated statements CCC GlobalCom Corporation and its wholly owned subsidiaries.

         The Company is a facilities based telecommunications company offering residential and small to medium sized business customers a wide variety of bundled voice and data telecommunications services. Prior to March 31, 2001, the Company operated as a switchless provider of telecommunication services. The Company is a reseller of voice and data telecommunications services including but not limited to the following:

         o        local telephone service;

         o        long distance telephone services;

         o        internet service;

         o        paging;

         o        voice messaging; and

         o        archive data backup and recovery.

         The Company intends to expand its operations through acquisitions of other telecommunications companies located in the United States, South and Central America and elsewhere. The key elements of our business strategy are to:

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

RESULTS OF OPERATIONS

         The Company's revenues are derived from the sale of telecommunications services to residential and business customers. Currently, the Company has a limited number of customers and is primarily conducting operations in the State of Texas and Missouri. Although the Company's wholly owned subsidiary Ciera Network Systems, Inc. commenced operations in 1999, the Company continues to be in early stages of development and future revenues are dependent upon the Company's ability to expand its customer base through a combination of internally generated growth or acquisitions. Effective April 5, 2001, CCC Globalcom acquired the long distance customer base of EqualNet. This customer base consisted of approximately 40,000 customers.

         The Company has been operating in the telecommunication industry since January 1999, and is in the early stages of pursuing its business plan. Therefore, the comparative numbers between 2001 and 2000 may not be a meaningful indication of future results.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

         REVENUES for the three months ended June 30, 2001 were $2,823,228 compared to $494,383 for the three months ended June 30, 2000. Revenues are derived from the sale of telecommunications services. The increase in revenues for the three months ended June 30, 2001 compared to the three month period ended June 30, 2000 was primarily attributed to implementation of the Company's marketing efforts throughout the 2000 calendar year and into the second quarter of 2001 and customers obtained from the Virtual Network Acquisition in June, 2000 and the EqualNet acquisition in April 2001.

         COST OF SALES. For the three months ended June 30, 2001, our cost of sales were $1,532,630 or 54.3% of sales compared to $318,663 or 64.5% for the three months ended June 30, 2000. The increase in costs of sales for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was primarily attributed to costs associated with the revenue growth from second quarter 2000 to second quarter 2001. The variance in the percentage of cost of sales is indicative of the fact that the second quarter of 2000 was still being conducted during a start up period and the company's cost of providing service was higher during this start up period. The Company expects to aggressively monitor its cost of sales to obtain the lowest cost possible for providing the services to the customer.

         GROSS MARGINS. Gross margins were $1,290,598 for the three months ended June 30, 2001 compared to $175,720 for the three months ended June 30, 2000. This significant increase is the result of a significant increase in revenues relating to marketing efforts of the Company and acquisition of the Virtual Network and EqualNet customer bases.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative (G&A) expenses were $2,381,163 or 84.3% of revenue for the three months ended June 30, 2001 compared to $230,861 or 46.7% of revenue for the three months ended June 30, 2000. The increase in G & A expenses was attributed to an overall increase in operations, other activities, staffing and professional fees. We anticipate that the total dollar amount of G & A expenses will continue to increase as operations increase through acquisitions or internal growth.

         NET LOSS. We had a net loss of $1,209,431 for the three months ended June 30, 2001 compared to a net loss of $49,072 for the three months ended June 30, 2000. The increase in total net loss was due primarily to the increase in general and administrative expenses for the comparable periods. This increase in general and administrative expenses was necessary to provide the infrastructure necessary to continue with the implementation of the Company's business plan.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

         REVENUES for the six months ended June 30, 2001 were $3,229,074 compared to $625,636 for the six months ended June 30, 2000. Revenues are derived from the sale of telecommunications services. The increase in revenues for the six months ended June 30, 2001 compared to the six month period ended June 30, 2000 was primarily attributed to implementation of the Company's marketing efforts throughout the 2000 calendar year and into the second quarter of 2001 and customers obtained from the Virtual Network Acquisition in June , 2000 and the EqualNet acquisition in April 2001.

         COST OF SALES. For the six months ended June 30, 2001, our cost of sales were $1,854,030 or 57.4% of sales compared to $440,848 or 70.5% for the six months ended June 30, 2000. The increase in costs of sales for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was primarily attributed to costs associated with the revenue growth from the first six months of 2000 to the first six months of 2001. The variance in the percentage of cost of sales is indicative of the fact that the first six months of 2000 was being conducted during a start up period and the company's cost of providing service was higher during this start up period. The Company expects to aggressively monitor its cost of sales to obtain the lowest cost possible for providing the services to the customer.

         GROSS MARGINS. Gross margins were $1,375,044 for the six months ended June 30, 2001 compared to $184,788 for the six months ended June 30, 2000. This significant increase is the result of a significant increase in revenues relating to marketing efforts of the Company and acquisition of the Virtual Network and EqualNet customer bases.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative (G&A) expenses were $3,168,807 or 98.1% of revenue for the six months ended June 30, 2001 compared to $461,960 or 73.8% of revenue for the six months ended June 30, 2000. The increase in G & A expenses was attributed to an overall increase in operations, other activities, staffing and professional fees. We anticipate that the total dollar amount of G & A expenses will continue to increase as operations increase through acquisitions or internal growth.

         NET LOSS. We had a net loss of $1,909,600 for the six months ended June 30, 2001 compared to a net loss of $282,278 for the six months ended June 30, 2000. The increase in total net loss was due primarily to the increase in general and administrative expenses for the comparable periods. This increase in general and administrative expenses was necessary to provide the infrastructure necessary to continue with the implementation of the Company's business plan.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had negative working capital of $3,940,994, which was primarily the result of the revolving line being classified as current. During the first six months of 2001, the Company raised $2,343,176, net of expenses of $216,533, in proceeds from a Private Placement Memorandum ("PPM") which closed on May 31, 2001. The PPM sold shares for $3.25 with a minimum purchase of 20,000 shares to accredited investors. The Company sold 795,293 shares of its common stock under the PPM. Approximately, $1,250,000 of the proceeds have been used for the EqualNet and d-Tel acquisition.

         The Company has entered into a $10,000,000 revolving credit facility with RFC Capital in connection with the acquisition of EqualNet. The revolving credit facility has a forty eight month term and an interest rate of prime plus one and three quarter percent. Advances under the loan are based upon a multiple of revenue. The loan has covenants related to financial performance and cash flow customary to loans of this type. At June 30, 2001 there was $7,815,280 in borrowings outstanding under this loan. Approximately $7,500,000 of advances under the credit facility were used to finance the purchase of the EqualNet assets with the balance used to fund operations. Availability under the loan is generated through collections of accounts receivable deposited directly into lockboxes of RFC Capital Corporation. At June 30, 2001, the Company had withdrawn the maximum amount available under the loan based upon the current level of business. The amount due under the revolving line of credit has been classified as current. The Company is in violation of the minimum tangible net worth covenant of $3,000,000. The Company is actively pursuing additional sources of equity which would eliminate this violation. At the present time, a waiver from the lender has not been sought. There can be no assurance additional capital will be obtained or a waiver of this covenant violation will be obtained.

         At June 30, 2001, the Company had total assets of $10,826,199, total liabilities of $8,744,664 and stockholders equity of $2,081,535. Total assets included $3,492,317 of intangible assets attributable to the purchase of the customer list from the Virtual Network Company and the assets of EqualNet.

         The Company's primary needs for capital are to fund acquisitions, purchase equipment, and fund operations until the Company operates at a profit. The Company anticipates that it will continue to operate at a deficit for at least through the third quarter of fiscal 2001.

         The Company anticipates the net proceeds received in its most recent private placement will fund current operations approximately through September 2001. The Company will be required to obtain capital or produce positive cash flow in order to continue to operate subsequent to that date. A reduction of sales or slow down of collections or other unusual business occurrences could alter the company's ability to fund current operations without an infusion of capital.

         The Company's ability to expand will, at least for the foreseeable future, be dependent upon its ability to sell shares of common stock, of which there can be no assurance, and borrowings available under its revolving credit facility.

         The Company must increase revenues to become profitable. The Company believes one of the most effective ways of increasing revenues is to acquire existing operating telecommunication companies. Acquisitions will require the issuance of securities, which will dilute the percentage share ownership of existing shareholders. There can be no assurance the Company will be successful in its efforts to sell additional securities.

         In July 2001, the Company executed an Asset Purchase Agreement to acquire certain assets of Omniplex Communications Group, LLC (Omniplex). Omniplex is in Chapter 11 Bankruptcy. The assets to be purchased include various fixed assets, contracts, receivables and other tangible and intangible assets related to Omniplex's local and long distance business. The purchase price of the transaction approximates $8,000,000 to be paid from proceeds of $7,500,000 of a new $10,000,000 revolving credit facility and $500,000 of collections of accounts receivable during the first six months. The transaction is contingent upon approval of the Bankruptcy Court and successful negotiation with the lender on the loan documentation.

         Capital requirements to fund the operations of the combined entities after the acquisition will require the issuance of securities or increased borrowings. There can be no assurance the Company will be successful in these efforts.

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

        Item 2. Changes in Securities and Use of Proceeds. During the quarter ended June 30, 2001, the Company sold 708,669 shares of its common stock at the price of $3.25 per share. Gross offerings proceeds were $2,303,174. The net proceeds are being used by the company as general working capital.

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

        Item 3. Defaults by the Company on its Senior Securities. At June 30, 2001, the Company was in violation with a loan covenant dealing with tangible net worth. The Company has not obtained a waiver and has classified the loan as current. The Company will attempt to obtain a waiver from the lender for this violation or additional equity which will eliminate the violation.

        Item 4. Submission of Matters to Vote of Security Holders. A meeting of the shareholders was held June 22, 2001 with the following items coming before the shareholders for approval: election of two Directors of the Company, Mr. Ziad Hakim and Mr. Paul Licata; and, a proposal to adopt the Company's 2001 Stock Incentive Plan.


                  Election of Directors                                   For             Against          Abstain
                                                                       ----------         -------          -------
                      Ziad Hakim                                       26,520,794               0            36,245
                      Paul Licata                                      26,520,794               0            36,245

                  Approval of CCC GlobalCom
                  Corporation 2001 Stock Incentive Plan                26,353,535          83,973            82,745

                  Each proposal was approved at the shareholders meeting.

        Item 5.   Other Information. None.

        Item 6(a).Exhibits.

                  10.1: Loan and Security Agreement between RFC Capital and Ciera Network Systems, Inc., a wholly owned subsidiary of the Company.

                  10.2: CCC GlobalCom Corporation 2001 Stock Incentive Plan.

        Item 6(b).Reports on Form 8-K: On April 13, 2001, The Company filed an 8-K announcing the acquisition of selected assets from EqualNet Communications Corp. and d-Tel Network, LLC. On June 20 and July 18, 2001, the Company amended the Form 8k to include financial information of the acquired company.

                                    SIGNATURE

         Pursuant to the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2001                        CCC GLOBALCOM CORPORATION


                                             By /s/ ZIAD A. HAKIM
                                               --------------------------------
                                               Ziad A. Hakim
                                               CEO/Principal Executive Officer


                                             By /s/ GARY A. ALLCORN
                                               --------------------------------
                                               Gary A. Allcorn
                                               CFO/Principal Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
  10.1            Loan and Security Agreement between RFC Capital and Ciera
                  Network Systems, Inc., a wholly owned subsidiary of the
                  Company.

  10.2            CCC GlobalCom Corporation 2001 Stock Incentive Plan.