Form 10QSB
period 2001-09-30
CCC GLOBALCOM CORP
filed 2001-11-14
CIK 854164

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       COMMISSION FILE NUMBER 33-30365-C


                            CCC GLOBALCOM CORPORATION
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              NEVADA                                36-3693936
  (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


          1250 WOOD BRANCH PARK DRIVE, 6TH FLOOR, HOUSTON, TEXAS 77079
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


        REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE: (281) 529-4600


                                 NOT APPLICABLE
        FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT.


   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: NONE

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                             Yes  [X]    No  [ ]

Common Stock outstanding at November 1, 2001 - 32,786,899 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                            CCC GLOBALCOM CORPORATION


                    For the Quarter ended September 30, 2001


            The following financial statements and schedules of the registrant are submitted herewith:


                         PART I - FINANCIAL INFORMATION

                                                                                                            Page of
                                                                                                        Form 10-QSB
                                                                                                        -----------
Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheet - September 30, 2001                                       3

                  Condensed Consolidated Statements of Operations--for the three months and
                   nine months ended September 30, 2001 and September 30, 2000                                    4

                  Condensed Consolidated Statements of Cash Flows - for the nine months
                   ended September 30, 2001 and September 30, 2000                                                5

                  Notes to Condensed Consolidated Financial Statements                                            7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    9


                           PART II - OTHER INFORMATION

                                                                                                               Page
                                                                                                               ----
Item 1.           Legal Proceedings                                                                              15

Item 2.           Changes in the Securities                                                                      15

Item 3.           Defaults / Senior Securities                                                                   15

Item 4.           Submission of Matters to Vote of Security Holders                                              15

Item 5.           Other Information                                                                              15

Item 6(a).        Exhibits                                                                                       15

Item 6(b).        Reports on Form 8-K                                                                            15

                                                                                          CCC GlobalCom Corporation
                                                                               Condensed Consolidated Balance Sheet
                                                                                                 September 30, 2001
                                                                                                        (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                  ASSETS

Current assets:
         Cash                                                                                         $     171,442
         Accounts receivable, net                                                                         5,957,057
         Inventory                                                                                              375
         Prepaid expenses and Deposits                                                                      342,930
                                                                                                      -------------
                  Total current assets                                                                    6,471,804

Property and equipment, net                                                                               2,603,610

Intangible asset, net                                                                                     8,997,984
                                                                                                      -------------

                  Total assets                                                                        $  18,073,398
                                                                                                      -------------

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                                                                             $   1,379,244
         Accrued liabilities                                                                                631,847
         Deferred income                                                                                     96,638
         Revolving line of credit                                                                        16,113,107
                                                                                                      -------------
                  Total current liabilities                                                              18,220,836

Long-term note payable                                                                                        8,025
                                                                                                      -------------

                  Total liabilities                                                                      18,228,861
                                                                                                      -------------
Stockholders' deficit:
         Common stock - par value $.001 per share. Authorized 100,000,000
          shares; issued and outstanding 32,766,079 shares                                                   32,766
         Additional paid-in capital                                                                       6,475,744
         Accumulated deficit                                                                             (6,663,973)
                                                                                                      -------------

                  Total stockholders' deficit                                                              (155,463)
                                                                                                      -------------

                  Total liabilities and stockholders' deficit                                         $  18,073,398
                                                                                                      -------------


================================================================================
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                                              CCC GlobalCom Corporation
                                                         Condensed Consolidated Statement of Operations
                                                                                             (Unaudited)
--------------------------------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                            ------------------------------------------------------------
                                                     2001           2000           2001         2000
                                            ------------------------------------------------------------
Revenue                                     $     3,087,026     $   653,822    $ 6,316,100   $ 1,279,458
Cost of goods sold                                2,007,495         483,812      3,861,525       924,660
                                            ------------------------------------------------------------

         Gross margin                             1,079,531         170,010      2,454,575       354,798

General and administrative
 expenses                                        (3,077,916)       (952,839)    (6,246,723)   (1,414,799)
                                            ------------------------------------------------------------

         Loss from operations                    (1,998,385)       (782,829)    (3,792,148)   (1,060,001)
                                            ------------------------------------------------------------

Other income (expense):
     Interest expense                              (240,096)              -       (380,491)       (2,575)
     Interest income                                    445           5,792          1,688         7,670
     Other income (expense)                           1,038           1,592         24,353        (2,817)
                                            ------------------------------------------------------------
                                                   (238,613)          7,384       (354,450)        2,278
                                            ------------------------------------------------------------

         Loss before income tax                  (2,236,998)       (775,445)    (4,146,598)   (1,057,723)
                                            ------------------------------------------------------------

Income tax benefit                                        -               -              -             -
                                            ------------------------------------------------------------
         Net loss                           $    (2,236,998)    $  (775,445)   $(4,146,598)  $(1,057,723)
                                            ------------------------------------------------------------

Net loss per share -
  basic and diluted                         $          (.07)    $      (.02)   $      (.13)  $      (.03)
                                            ------------------------------------------------------------

Weighted average shares -
  basic and diluted                              32,766,079      31,693,000     32,766,079    31,167,000
                                            ------------------------------------------------------------





================================================================================
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                                                      CCC GlobalCom Corporation
                                                                 Condensed Consolidated Statement of Cash Flows
                                                                                                     (Unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                      2001              2000
                                                                                 -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                $  (4,146,598)      $(1,057,723)
         Adjustments to reconcile net loss to net cash
            used in operating activities:
                  Depreciation and amortization                                      1,159,003            67,610
                  (Increase) decrease in:
                         Accounts receivable                                          (494,915)         (525,582)
                         Inventory                                                        (375)
                         Prepaid expenses                                             (338,485)          (11,892)
                         Deposits and other assets                                      15,000             5,000
                  Increase (decrease) in:
                         Accounts payable                                            1,272,371           562,826
                         Accrued liabilities                                           554,481           (13,785)
                         Deferred income                                               (75,915)
                         Loss on sale of fixed assets                                    5,805
                                                                                --------------------------------
                             Net cash used in
                             operating activities                                   (2,049,628)         (973,546)
                                                                                --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES-
         Purchase of property and equipment                                           (104,608)          (72,499)
         Acquisition of intangible assets                                              (26,000)         (116,690)
         Purchase of EqualNet assets                                                (8,161,511)
         Purchase of Omniplex assets                                                (8,298,704)
         Purchase of telephone switching equipment                                    (750,000)
         Proceeds from sale of equipment                                                 1,851
                                                                                --------------------------------

                             Net cash used in
                             investing activities                                  (17,338,972)         (189,189)
                                                                                --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on short-term notes payable                                          (10,000)          (43,476)
         Proceeds from issuance of stock                                             2,343,176         1,644,046
         Payments on line of credit                                                 (6,577,733)          (18,364)
         Proceeds from line of credit                                               22,690,840
                                                                                --------------------------------

                             Net cash provided by
                             Financing activities                                   18,446,283         1,582,206
                                                                                --------------------------------

                             Net increase (decrease) in cash                          (942,317)          419,471

         Cash, beginning of period                                                   1,113,759           135,076
                                                                                --------------------------------

         Cash, end of period                                                    $      171,442       $   554,547
                                                                                ================================

================================================================================
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                                                          CCC GlobalCom Corporation
                                                                     Condensed Consolidated Statement of Cash Flows
                                                                                                          Continued
                                                                                                        (Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 31,
                                                                       --------------------------------------------
                                                                                2001                   2000
                                                                       --------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Interest paid                                                 $         380,491         $            2,575
                                                                       --------------------------------------------

         Income taxes paid                                             $               -         $                -
                                                                       --------------------------------------------






================================================================================
See accompanying Notes to Condensed Consolidated Financial Statements.

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         =======================================================================

(1) CCC GlobalCom Corporation (the "Company") was named Emerald Capital Investments, Inc. prior to June 12, 2000. On June 9, 2000, the Company commenced operations in the telecommunications industry through the acquisition of CCC GlobalCom Corporation, a Texas Corporation ("CCC Texas"). CCC Texas was formed in 1999 to commence operations in the telecommunications industry. CCC Texas conducted no operations except for the acquisition of Ciera Network Systems, Inc., ("Ciera"). Ciera commenced operations in 1999. The Company's acquisition of CCC Texas, and as a result of such acquisition, the acquisition of Ciera, is accounted for as a reverse merger. Accordingly for accounting purposes, Ciera is deemed to be the survivor of such acquisition and as such, the financial statements presented are those of the operations of Ciera from the commencement of Ciera in 1999 to June 9, 2000. These financial statements include the operations of Equalnet and Omniplex from the date of acquisition forward. Thereafter the statements are those of the consolidated statements of CCC GlobalCom Corporation and its wholly owned subsidiaries.

(2) The unaudited financial statements include the accounts of CCC GlobalCom Corporation and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to fairly present the financial position as of September 30, 2001, and the results of operations and changes in financial position for the three and nine month periods ended September 30, 2001 and 2000.

(3) Loss per common share is based on the weighted average number of shares outstanding during the period. Common stock equivalents are not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

(4) The Company raised $2,343,176, net of expenses of $241,526, in proceeds from a Private Placement Memorandum ("PPM") which closed on May 31, 2001. The Company sold shares for $3.25 with a minimum purchase of 20,000 shares to accredited investors. The Company was offering 2,000,000 shares of its common stock under the PPM. The Company sold 795,293 shares of common stock in the PPM. Approximately $1,250,000 of the proceeds was used for the EqualNet and d-Tel acquisition. The balance of the proceeds has been used to fund operations.

(5) On April 5, 2001, the Company acquired certain assets of EqualNet Communications Corp., EqualNet Corporation and USC Telecom, Inc. (collectively referred to as the "EqualNet Assets"). The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to EqualNet's long distance resale business, customer service business, and telephone debit and sales and service business. The purchase price of $8,161,511 was paid with available cash and proceeds from a revolving credit facility of $7,500,000 from RFC Capital, a division of Textron Financial. In a related transaction, CCC GlobalCom purchased three switches used in the EqualNet long distance business for $750,000 from d-Tel Network, L.L.C., a company controlled by the Chairman of the Board of EqualNet.

         On September 11, 2001 the Company acquired certain assets of Omniplex Communications Corporation (collectively referred to as the "Omniplex Assets"). The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to Omniplex's commercial local and long distance telecommunications business. The purchase price of $8,298,704 was paid with proceeds of $8,125,000 from a revolving credit facility from RFC Capital, a division of Textron Financial, and the balance with available cash. In connection with the acquisition, the Company and its lender have a term sheet whereby the lender has agreed in principle to exchange $1,000,000 of its debt for warrants to purchase the company's common stock at $4.00 per share. The details of the warrant have not been finalized and are being negotiated. As such, no accounting for the warrants and debt reduction has been reflected in these statements.

(6) Prepaid expenses at September 30, 2001, are comprised of consulting arrangements ($150,000) ranging from three to twenty-seven months, rent ($21,778), carrier deposits ($60,000) and other prepaid expenses ($111,152).

(7) The Company has entered into two $10,000,000 revolving credit facilities with RFC Capital in connection with the acquisition of EqualNet and Omniplex. The revolving credit facilities have forty-eight month terms and an interest rate of prime plus one and three quarter percent on ten million and prime plus two percent on ten million. The loans have covenants related to financial performance and cash flow customary to loans of this type. Advances under the loan are based upon a multiple of revenue. At September 30, 2001, there was $16,113,107 in borrowings outstanding under these loans. Approximately $15,800,000 of advances under the credit facility was used to finance the purchase of the EqualNet and Omniplex assets with the balance used to fund operations. Availability under the loan is generated through collections of accounts receivable deposited directly into lock boxes of RFC Capital Corporation. At September 30, 2001, the Company had withdrawn the maximum amount available under the revolving credit facilities. The amount due under the revolving line of credit has been classified as current. The Company is in violation of certain covenants under its loan agreement with its lender. At the present time, the Lender has not notified the Company of an Event of Default under the loan and currently is in discussions with the Company regarding the possibility of restructuring the two revolving credit facilities. Additionally, the proposed restructure is designed to provide an additional $2,800,000 in secured and subordinated borrowings for use in the proposed acquisition of Incomnet (see Proposed Acquisition) and additional working capital. The restructure is designed to eliminate the covenant violations and bring the revolving loan agreements in compliance. Although there can be no assurance, the Company anticipates a successful restructure of its loan agreements within the next sixty days.

         The Company and its lender have a term sheet whereby the lender has agreed in principle to exchange $1,000,000 of its debt for warrants to purchase the company's common stock at $4.00 per share. The details of the warrant have not been finalized and are being negotiated. As such, no accounting for the warrants and debt reduction has been reflected in these statements.

(8) In September 2001, and a subsequent amendment in October 2001, the Company entered into a Letter of Intent to acquire certain assets of Incomnet Communications Corp (Incomnet). The assets to be purchased include various fixed assets, contracts, receivables and other tangible and intangible assets related to Incomnet's long distance business. The purchase price of the transaction approximates $3,000,000 payable in a combination of cash ($2,500,000) and common stock ($500,000) plus the assumption of certain liabilities yet to be determined. The purchase is subject to due diligence and the completion of a definitive purchase agreement. If the acquisition closes, the objective of the combined companies is to be cash flow neutral subsequent to the closing. This objective is designed to be accomplished through the increased revenues from the acquired company along with cost cutting measures in payroll and other general and administrative expenses.

(9) Included in cash on the balance sheet are certificates of deposits totaling $166,100 securing letters of credit provided to certain of the Company's vendors for collateral on their accounts.

         Accordingly, the certificates of deposit are not available for use in meeting the Company's working capital needs.

(10) The Company has issued 1,200,000 shares of its common stock to certain officers and directors to be held in escrow to be released upon the occurrence of reaching certain performance criteria. An additional 800,000 shares of the Company's common stock is reserved and will be issued to certain officers and will be held in escrow under the same terms and conditions. None of these shares can be voted by the officers, directors or escrow agents. Accordingly, such shares have not been included in the computation of earnings per share.


                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         CCC GlobalCom Corporation (the "Company") was named Emerald Capital Investments, Inc. prior to June 12, 2000. On June 9, 2000, the Company commenced operations in the telecommunications industry through the acquisition of CCC GlobalCom Corporation, a Texas corporation ("CCC Texas"). CCC Texas was formed in 1999 to commence operations in the telecommunications industry. CCC Texas has conducted no operations except for its acquisition of Ciera Network Systems, Inc. ("Ciera"). Ciera commenced operations in 1999. The Company's acquisition of CCC Texas, and as a result of such acquisition, the acquisition of Ciera, is accounted for as a reverse merger. Accordingly for accounting purposes, Ciera is deemed to be the survivor of such acquisition; and, as such the financial statements presented are those of the operations of Ciera from January 1, 2000 to June 9, 2000. Thereafter the statements are those of the consolidated statements CCC GlobalCom Corporation and its wholly owned subsidiaries.

         The Company is a facilities based telecommunications company offering residential and small to medium sized business customers a wide variety of bundled voice and data telecommunications services. Prior to March 31, 2001, the Company operated as a switchless provider of telecommunications services. The Company is a reseller of voice and data telecommunications services including but not limited to the following:

     o   local telephone service;

     o   long distance telephone services;

     o   internet service;

     o   paging;

     o   voice messaging; and,

     o   archive data backup and recovery.

         The Company intends to expand its operations through acquisitions of other telecommunications companies located in the United States, South and Central America and elsewhere. The key elements of our business strategy are to:

     o focus on residential and small to medium-sized business customers in select United States and foreign markets;

     o develop a flexible, technologically advanced telecommunications network in a capital-efficient manner through reselling telecommunications services and products in a seamless method;

     o provide customers a complete telecommunications solution at a competitive price with superior customer service;

     o   maintain customer loyalty;

     o employ a team sales approach to cross-sell multiple products and services; and,

     o expand through acquiring other operating telecommunications companies or their assets.

CALLING CENTERS

         Many Colombian residents do not have telephone services in their residences and are required to make telephone calls at pay phones. The Company recently formed CCC GlobalTel de Colombia as a wholly owned subsidiary of CCC GlobalCom Corporation, under the laws of Colombia, to operate calling centers. These indoor calling centers are designed to serve travelers and the large population of the country who do not have personal telephones. Calling centers are a widely recognized and utilized medium in Colombia, Mexico, and other Latin American countries but do not currently have a real equivalent in the U.S. As compared to public pay telephones, our centers offer privacy and comfort as well as the personalized attention needed by customers who are not accustomed to using a telephone.


         The Company has two calling centers operating in Bogota, Colombia. The focus of the Company at the present time is to franchise with existing calling centers already operational and combine these centers under one name. The operations of the Colombian subsidiary will be funded directly from existing operations and future franchises revenues.

         The calling center business is very competitive throughout Colombia, however this is a very localized business on a neighborhood to neighborhood basis.

RESULTS OF OPERATIONS

         The Company's revenues are derived from the sale of telecommunications services to residential and business customers. Currently, the Company has a limited number of customers and is primarily conducting operations in the states of Texas and Missouri. Although the Company's wholly owned subsidiary Ciera Network Systems, Inc. commenced operations in 1999, the Company continues to be in early stages of development and future revenues are dependent upon the Company's ability to expand its customer base through a combination of internally generated growth or acquisitions. Effective April 5, 2001, CCC GlobalCom acquired the long distance customer base of EqualNet and on September 11, 2001, CCC GlobalCom acquired the commercial customer base of Omniplex. These customer bases consist of approximately 34,000 customers.

         The Company has been operating in the telecommunications industry since January 1999, and is in the early stages of pursuing its business plan. Therefore, the comparative numbers between 2001 and 2000 may not be a meaningful indication of future results.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

         REVENUES for the three months ended September 30, 2001, were $3,087,026 compared to $653,822 for the three months ended September 30, 2000. Revenues are derived from the sale of telecommunications services. The increase in revenues for the three months ended September 30, 2001, compared to the three month period ended September 30, 2000, was primarily attributed to implementation of the Company's marketing efforts throughout the 2000 calendar year and into the third quarter of 2001 and customers obtained from the Virtual Network acquisition in June 2000, the EqualNet acquisition in April 2001 and the Omniplex acquisition in September 2001.

         COST OF SALES. For the three months ended September 30, 2001, our cost of sales was $2,007,495 or 65.0% of sales compared to $483,812 or 74.0% for the three months ended September 30, 2000. The increase in cost of sales for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, was primarily attributed to costs associated with the revenue growth from third quarter 2000 to third quarter 2001. The variance in the percentage of cost of sales is indicative of the fact that the third quarter of 2000 was still being conducted during a start up period and the company's cost of providing service was higher during this start up period. The Company expects to aggressively monitor its cost of sales to obtain the lowest cost possible for providing the services to the customer.

         GROSS MARGINS. Gross margins were $1,079,531 for the three months ended September 30, 2001, compared to $170,010 for the three months ended September 30, 2000. This significant increase is the result of a significant increase in revenues relating to marketing efforts of the Company and acquisition of the Virtual Network, EqualNet and Omniplex customer bases.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative (G&A) expenses were $3,077,916 or 99.7% of revenue for the three months ended September 30, 2001, compared to $952,839 or 145.7% of revenue for the three months ended September 30, 2000. The increase in G&A expenses was attributed to an overall increase in operations, other activities, staffing and professional fees. We anticipate that the total dollar amount of G&A expenses will continue to increase as operations increase through acquisitions or internal growth.

         NET LOSS. We had a net loss of $2,236,998 for the three months ended September 30, 2001, compared to a net loss of $775,445 for the three months ended September 30, 2000. The increase in total net loss was due primarily to the increase in general and administrative expenses for the comparable periods. This increase in general and administrative expenses was necessary to provide the infrastructure necessary to continue with the implementation of the Company's business plan.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

         REVENUES for the nine months ended September 30, 2001, were $6,316,100 compared to $1,279,458 for the nine months ended September 30, 2000. Revenues are derived from the sale of telecommunications services. The increase in revenues for the nine months ended September 30, 2001, compared to the nine month period ended September 30, 2000, was primarily attributed to implementation of the Company's marketing efforts throughout the 2000 calendar year and into the second quarter of 2001; and customers obtained from the Virtual Network acquisition in June 2000, the EqualNet acquisition in April 2001 and the Omniplex acquisition in September, 2001.

         COST OF SALES. For the nine months ended September 30, 2001, our cost of sales were $3,861,525 or 61.1% of sales compared to $924,660 or 72.3% for the nine months ended September 30, 2000. The increase in cost of sales for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, was primarily attributed to costs associated with the revenue growth from the first nine months of 2000 to the first nine months of 2001. The variance in the percentage of cost of sales is indicative of the fact that the first nine months of 2000 was being conducted during a start up period and the Company's cost of providing service was higher during this start up period. The Company expects to aggressively monitor its cost of sales to obtain the lowest cost possible for providing the services to the customer.

         GROSS MARGINS. Gross margins were $2,454,575 for the nine months ended September 30, 2001, compared to $354,798 for the nine months ended September 30, 2000. This significant increase is the result of a significant increase in revenues relating to marketing efforts of the Company and acquisition of the Virtual Network, EqualNet and Omniplex customer bases.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative (G&A) expenses were $6,246,723 or 98.9% of revenue for the nine months ended September 30, 2001, compared to $1,414,799 or 110.6% of revenue for the nine months ended September 30, 2000. The increase in G&A expenses was attributed to an overall increase in operations, other activities, staffing and professional fees. We anticipate that the total dollar amount of G&A expenses will continue to increase as operations increase through acquisitions or internal growth.

         NET LOSS. We had a net loss of $4,146,598 for the nine months ended September 30, 2001, compared to a net loss of $1,057,723 for the nine months ended September 30, 2000. The increase in total net loss was due primarily to the increase in general and administrative expenses for the comparable periods. This increase in general and administrative expenses was necessary to provide the infrastructure necessary to continue with the implementation of the Company's business plan.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had negative working capital of $11,749,032, which was primarily the result of the revolving line being classified as current. During the first nine months of 2001, the company raised $2,343,176, net of expenses of $216,533, in proceeds from a Private Placement Memorandum ("PPM") which closed on May 31, 2001. The PPM sold shares for $3.25 with a minimum purchase of 20,000 shares to accredited investors. The Company sold 795,293 shares of its common stock under the PPM. Approximately $1,250,000 of the proceeds was used for the EqualNet and d-Tel acquisition with the balance being used to fund operations.

            The Company has entered into two $10,000,000 revolving credit facilities with RFC Capital in connection with the acquisition of EqualNet and Omniplex. The revolving credit facilities have forty-eight month terms and an interest rate of prime plus one and three quarter percent on ten million and prime plus two percent on ten million. The loans have covenants related to financial performance and cash flow customary to loans of this type. Advances under the loan are based upon a multiple of revenue. At September 30, 2001, there was $16,113,107 in borrowings outstanding under this loan. Approximately $15,800,000 of advances under the credit facility was used to finance the purchase of the EqualNet and Omniplex assets with the balance used to fund operations. Availability under the loan is generated through collections of accounts receivable deposited directly into lock boxes of RFC Capital Corporation. At September 30, 2001, the Company had withdrawn the maximum amount available under the revolving credit facility. The amount due under the revolving line of credit has been classified as current. The Company is in violation of certain covenants under its loan agreements. At the present time, the lender has not notified the Company of an Event of Default and is in discussions with the Company regarding the possibility of restructuring the two revolving credit facilities. Additionally, the proposed restructure is designed to provide an additional $2,800,000 in secured and subordinated borrowings for use in the proposed acquisition of Incomnet and additional working capital. The restructure is designed to eliminate the covenant violations and bring the revolving loan agreements in compliance. Although there can be no assurance, the Company anticipates a successful restructure of its loans within the next sixty days.

         The Company and its lender have a term sheet whereby the lender has agreed in principle to exchange $1,000,000 of its debt for warrants to purchase the company's common stock at $4.00 per share. The details of the warrant have not been finalized and are being negotiated. As such, no accounting for the warrants and debt reduction has been reflected in these statements.

         At September 30, 2001, the Company had total assets of $18,073,398, total liabilities of $18,228,861 and stockholders deficit of ($155,463). Total assets included $8,997,984 of intangible assets attributable to the purchase of the customer list from the Virtual Network Company and the assets of EqualNet and Omniplex.

         The Company's primary needs for capital are to fund acquisitions, purchase equipment, and fund operations until the Company operates at a profit. The Company anticipates that it will continue to operate at a deficit for at least through the fourth quarter of fiscal 2001.

         The Company currently has negative cash flow approximating $550,000 per month. Currently, the Company has maximized the amount available under its credit facility. The Company is actively pursuing the following to reduce its negative cash flow and fund operations in the future; increase revenues through acquisitions and internal growth, reduction of general and administrative expenses, restructuring of its existing credit facility and selling additional securities. Should the Company not be successful in any of these ongoing efforts, it could effect its ability to continue operations.

PROPOSED ACQUISITION

         In September 2001 and a subsequent amendment in October 2001, the Company entered into a Letter of Intent to acquire certain assets of Incomnet Communications Corp (Incomnet). The assets to be purchased include various fixed assets, contracts, receivables and other tangible and intangible assets related to Incomnet's long distance business. The purchase price of the transaction approximates $3,000,000 payable in a combination of cash ($2,500,000) and common stock ($500,000) plus assumption of certain liabilities yet to be determined. The purchase is subject to due diligence and the completion of a definitive purchase agreement. If the acquisition closes, the objective of the combined companies is to be cash flow neutral subsequent to the closing. This objective is designed to be accomplished through the increased revenues from the acquired company along with cost cutting measures in payroll and other general and administrative expenses.

         The acquisition, if completed, will add an additional 60,000 customers having an approximate revenue of $1,200,000. The assets purchased will include $1,880,000 in receivables and $4,020,000 in equipment and CCC GlobalCom will assume certain liabilities to be determined.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was issued. SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method as the only acceptable method. The statement was effective beginning June 30, 2001. Management has reviewed the requirements of the statement and does not believe it will have a material impact on the financial position or results of operations of the Company.

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill, and instead requiring, at least annually, an assessment for impairment by applying a fair-value based test. However, other identifiable intangible assets are to be separately recognized and amortized. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of the statement will result in the elimination of approximately $3,260,000 of goodwill amortization, annually, subsequent to December 31, 2001.

Additionally, adoption could result in an impairment of goodwill, based on the new fair-value based test, which would be reflected as a cumulative effect of change in accounting principle on January 1, 2002.

         The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" in September 2001. Statement No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have not assessed whether the application of these standards will have a material effect on our financial position, results of operations or liquidity.

         The Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and is effective for fiscal years beginning after December 15, 2001. We have not assessed whether the application of these standards will have a material effect on our financial position, results of operation or liquidity.

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

         Certain statements contained in the Quarterly Report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend," "estimate," "expect," "project" and words of similar import, constitute forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

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

         o    technological change; and,

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

         Item 2.      Changes in Securities and Use of Proceeds. None

         Item 3. Defaults / Senior Securities. The Company has entered into two $10,000,000 revolving credit facilities with RFC Capital. The revolving credit facilities have forty-eight month terms and an interest rate of prime plus one and three quarter percent on ten million and prime plus two percent on ten million. The loans have covenants related to financial performance and cash flow customary to loans of this type. The Company is in violation of certain of these covenants. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified the Company of an Event of Default under the loan and currently is in discussions with the Company regarding the possibility of restructuring the two revolving credit facilities. Additionally, the proposed restructure is designed to provide an additional $2,800,000 in secured and subordinated borrowings for use in the proposed acquisition of Incomnet (see proposed acquisition) and additional working capital. The restructure is designed to eliminate the covenant violations and bring the revolving loan agreements in compliance. Although there can be no assurance, the Company anticipates a successful restructure of its loan agreements within the next sixty days.

         Item 4.      Submission of Matters to Vote of Security Holders.  None

         Item 5.      Other Information.  None.

         Item 6(a).   Exhibits.

                      10.1: Loan and Security Agreement between RFC Capital and Ciera Network Systems, Inc., a wholly owned subsidiary of the Company.

         Item 6(b).   Reports on Form 8-K. On September 23, 2001, the
                      Company filed an 8-K announcing the acquisition of selected assets from Omniplex Communications Corporation. The 8-K will require an amendment to include financial information of the acquired company.

                                    SIGNATURE


         Pursuant to the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001      CCC GLOBALCOM CORPORATION


                              By /s/ Z.A. HAKIM
                                 ----------------------------
                              Z.A. Hakim
                              CEO/Principal Executive Officer



                              By /s/ GARY A. ALLCORN
                                 ----------------------------
                              Gary A. Allcorn
                              CFO/Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

 10.1 Loan and Security Agreement between RFC Capital and Ciera Network Systems, Inc., a wholly owned subsidiary of the Company.