Form 10KSB
period 2001-12-31
CCC GLOBALCOM CORP
filed 2002-04-16
CIK 854164

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 033-303365C

CCC GLOBALCOM CORPORATION
(Name of Small Business Issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	36-3693936 (I.R.S. employer identification No.)

1250 Wood Branch Park Drive, 6th Floor
Houston, Texas
(Zip Code)

77079
(Address of principal executive offices)

Issuer's telephone number, including area code: (281) 529-4600

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

        Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

        The Issuer's revenues for the fiscal year ended December 31, 2001 were $11,942,795.

        As of March 28, 2002, 35,663,918 shares of the Issuer's common stock were issued and outstanding of which 16,555,945 were held by non-affiliates. As of March 28, 2002, the aggregate market value of shares held by non-affiliates (based upon the average of the closing ask and bid prices reported by the OTC Electronic Bulletin Board of $2.93) was approximately $48,508,919.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains certain statements, such as statements regarding CCC GlobalCom's future plans, that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our expectations, beliefs, or strategies regarding increased future revenues and operations, and certain statements contained under "Business" concerning our future business plans.

        The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

          (i)  any statements contained or incorporated herein regarding possible or assumed future results of operations of CCC GlobalCom's business, anticipated cost savings or other synergies, the markets for CCC GlobalCom's services and products, anticipated capital expenditures, regulatory developments or competition;

        (ii)  any statements preceded by, followed by, or that include the words "intends", "estimates", "believes", "expects", "anticipates", "should", "could", or similar expressions; and

        (iii)  other statements contained or incorporated by reference herein regarding matters that are not historical facts.

        Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements; factors that could cause actual results to differ materially include, but are not limited to:

  •
  economic uncertainty;
  •
  the effects of vigorous competition;
  •
  the impact of technological change on our business, alternative technologies, and dependence on availability of transmission facilities;
  •
  the loss of any significant numbers of customers;
  •
  changes in business strategy or development plans;
  •
  the cost of pursuing acquisitions and new business and initiatives;
  •
  an expansion of land based communications systems;
  •
  our significant indebtedness;
  •
  the availability and terms of capital to fund our operations and the expansion of our businesses;
  •
  risks of international business;
  •
  regulatory risks in the United States and internationally;
  •
  contingent liabilities;
  •
  uncertainties regarding the collectability of receivables;
  •
  risks associated with debt service requirements and our financial leverage;
  •
  uncertainties associated with the success of acquisitions;
  •
  the ongoing war on terrorism;
  •
  and other factors referenced in this Report: and
  •
  the other risks referenced from time to time in CCC GlobalCom's filings with the Securities and Exchange Commission.

        Potential purchasers of CCC GlobalCom capital stock are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

        The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by CCC GlobalCom or persons acting on its behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

        Organized in June 2000, CCC GlobalCom Corporation, a Nevada corporation, is an Integrated Communications Provider (ICP) that provides a range of communication services to both U.S. and international residential and business customers. We are a primarily switch-based company, which means we use a strategic deployment of network switches to provide communication services to our customers. We also purchase communication services from other providers on a wholesale basis. In most cases, these other providers are transparent to our customers. The use of our own switches reduces our overall service costs. Our core business is communication services, which includes long distance voice, local service, calling cards, Internet access, wireless messaging and data.

        During the first nine months of 2001, we raised $2,331,706, net of issuance costs of $252,996, in a private placement of our common stock. The private placement closed on May 31, 2001. We sold 795,293 shares of our common stock in the private placement at a price of $3.25 per share. Approximately $1,250,000 of the proceeds was used for the Equalnet Communications Corp. asset acquisition and the purchase of d-Tel Network LLC's switches, with the balance being used to fund operations.

        The Company has entered into two $10,000,000 revolving credit facilities with RFC Capital Corporation in connection with the acquisition of the assets of Equalnet Communications Corp., Omniplex Communications, LLC, and Incomnet Communications Corporation. The revolving credit facilities have forty-eight month terms and an interest rate of prime plus one and three quarter percent on ten million and prime plus two percent on the other ten million. The loans have covenants related to financial performance and cash flow customary to loans of this type. Advances under the loan are based upon a multiple of revenue. On December 31, 2001, there was $18,235,186 in borrowings outstanding under this loan. Approximately $17,461,000 of advances under the credit facility was used to finance the acquisition of the assets of Equalnet Communications Corp., Omniplex Communications, LLC, and Incomnet Communications Corporation with the balance used to fund operations. Availability under the loan is generated through collections of accounts receivable deposited directly into lock boxes of RFC Capital Corporation.

        We are in violation of certain covenants of the Amended and Restated Loan and Security Agreement with RFC Capital Corporation. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified the Company of an Event of Default under the loan and the lender is currently is in discussions with the Company regarding the possibility of restructuring the two revolving credit facilities. At December 31, 2001, and as of the date of this filing, we were in violation of the following covenants: (1) we had withdrawn the maximum amount available under the loan, and had allowed the principal of the loan to exceed the availability formula by approximately $4.5 million; (2) we are in violation of the minimum tangible net worth covenant of $3,000,000; and (3) we have allowed the current ratio to be less than 1.5:1.0. RFC Capital Corporation has continued to make current cash receipts available for use to satisfy our operating needs. There is no guarantee that RFC Capital Corporation will continue to do so in the future. The amount due under the revolving line of credit has been classified as a current liability in our financial statements. There can be no assurance that the Company can successfully restructure its loan agreements.

        In April 2001, the Board of Directors approved a Stock Incentive Plan (Plan) to attract and retain key employees. The plan provides for 4,000,000 shares of stock to be made available for the plan. As of December 2001, no options had been granted under the plan. We have granted options to purchase a total of 1,300,000 shares of our common stock to an officer and to a former officer of the company that were not under the Plan. (See Item 10. Executive Compensation).

        During 2001, CCC GlobalCom issued 1,805,147 shares of common stock to certain Directors, Officers and vendors. The issuance of these shares has been accounted for in the financial statements.

        On March 18, 2002, CCC GlobalCom entered into an agreement with PT. Telekomunikasi Indonesia, PLC to expand VoIP traffic distribution and marketing of VoIP services with Indonesia-based Probis VoIP of Persero Telekomunikasi TBK (TELKOM), (Tokyo: POWL) the principal provider of telecommunications services in Indonesia.

        Under this agreement, CCC GlobalCom will be responsible for marketing TELKOM's Indonesia-based services from the United States and other countries. In addition, CCC GlobalCom will provide termination services of international traffic from Indonesia and other surrounding countries in the U.S. via its switching equipment in Los Angeles, CA.

        We have had operating losses for every quarter since we began operations in June 2000. The auditor's opinion on our financial statements as of December 31, 2001, calls attention to substantial doubts about our ability to continue as a going concern. This means that they question whether we can continue in business. We have experienced difficulty in paying our vendors and lenders on time in the past, and may experience difficulty in the future. If we are unable to pay our vendors and lenders on time, they may stop providing critical services or repossess critical equipment that we need to stay in business.

        We serve as a holding company for our subsidiaries' operations. References herein to CCC GlobalCom, "we", "our", or "us" include CCC GlobalCom Corporation and our subsidiaries, unless the context otherwise requires.

Acquisitions

        CCC GLOBALCOM CORPORATION.    We were, prior to June 12, 2000, named Emerald Capital Investments, Inc. On June 9, 2000, we commenced operations in the telecommunications industry through the acquisition of CCC GlobalCom Corporation a Texas corporation ("CCC Texas"). CCC Texas was formed in 1999 to commence operations in the telecommunications industry. CCC Texas has conducted no operations except for its acquisition of Ciera Network Systems, Inc. ("Ciera"). The Company's acquisition of CCC Texas, and as result of such acquisition, the acquisition of Ciera, was accounted for as a reverse merger.

        EQUALNET COMMUNICATIONS CORP.    On April 5, 2001, we acquired certain assets of EqualNet Communications Corp., EqualNet Corporation and USC Telecom, Inc. (collectively referred to as "Equalnet"). The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to Equalnet's long distance resale business, customer service business, and telephone debit, sales and service business. The purchase price of $8,161,511 was paid with available cash and proceeds from a revolving credit facility of $7,500,000 from RFC Capital, a division of Textron Financial. In a related transaction, CCC GlobalCom purchased three switches used in the Equalnet long distance business for $750,000 from d-Tel Network, L.L.C., a company controlled by the Chairman of the Board of Equalnet. At the time of the acquisition of these assets, Equalnet was subject to the jurisdiction of the United States Bankruptcy Court and the purchase transaction was approved by such court.

        OMNIPLEX COMMUNICATIONS, LLC.    On September 11, 2001 we acquired certain assets of Omniplex Communications Corporation. The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to Omniplex's commercial local and long distance telecommunications business. The purchase price of $8,298,704 was paid with proceeds of $8,125,000 from a revolving credit facility from RFC Capital, a division of Textron Financial, and the balance with available cash. In connection with the acquisition, a term sheet was drafted whereby the lender agreed in principle to exchange $1,000,000 of its debt for warrants to purchase our common stock at $4.00 per share. The details of the warrants were finalized in March 2002 and effective on September 7, 2001. At the time of the acquisition of these assets, Omniplex was subject to the jurisdiction of the United States Bankruptcy Court and the purchase transaction was approved by such court.

        INCOMNET COMMUNICATIONS CORPORATION,    On November 30, 2001, we acquired substantially all of the assets of Incomnet Communications Corporation (Incomnet). Incomnet was a long distance service reseller authorized to conduct business in 49 states. In addition to long distance telephone service, Incomnet offered, through a strategic partnership with Qwest, high-speed Internet access and web hosting, Virtual Private Networks, Frame Relay/ATM, Internet based unified messaging, ISDN and xDSL services. The purchase price for the acquired assets was $6,028,695, payable as follows: (1) $1,750,000 cash at closing from the proceeds of a revolving line of credit with RFC Capital; (2) a note payable for $750,000, bearing interest at 8% maturing on May 30, 2002; (3) 125,000 shares of CCC GlobalCom common stock; and (4) the assumption of certain liabilities which totaled $3,028,695.

        We are continuing to prudently evaluate other opportunities that offer us operational synergies, increased revenues or expanded distribution.

Business

        Following is a description of our business.

        Our assets include network assets such as voice switches, which are used to forward audio and data information from one point to another, pre-paid calling card switches that can be used for pre-paid 1+ dial access as well as pre-paid calling cards, and also include cash, investments, buildings, furniture, fixtures and equipment, certain intangible assets, other long-term assets and other current assets.

Overview

        Our businesses include:

  •
  commercial local voice services;

  •
  residential local voice services; and

  •
  commercial long distance voice services;

  •
  residential long distance voice services;

  •
  data services such as frame relay, asynchronous transfer mode and Internet protocol networks which provide a full spectrum of public and private network options for any data transmission requirement;

  •
  Internet related services, including:

  •
  always-on connections to the Internet, which we refer to as dedicated access;

  •
  secure communication over the Internet allowing a business to link various sites and employees, which we refer to as a virtual private network;

  •
  high speed and always-on digital connections to the Internet, which we refer to as digital subscriber lines; and

  •
  international franchise stores/calling centers.

        We believe we are positioned to offer traditional communication services to customers in selected niche markets in the U.S. and Colombia.

        We have two voice switches that connect into multiple provider fiber networks, which provides us with significant cost savings. These switches are located in Houston, Texas and Los Angeles, California. The location of these switches provides us with access to major carriers of international traffic to the Pacific Rim, Central America, South America and Mexico. We have plans to add additional switches to reduce our international traffic costs in other targeted markets.

        Using our three pre-paid calling card switches in combination with our voice switches and local voice services, allows us to offer a wide array of pre-paid services. The pre-paid services offered include traditional dial-around calling, pre-paid calling cards, pre-paid local services and pre-paid 1+ long distance. We believe the ability to bundle these services combined with the convenience of use, differentiate our offerings from those of our competitors and meets this niche market's unique needs.

        Using our internal support infrastructure, we intend to continue providing high quality customer service. We are continuing to invest in our customer support, billing and provisioning systems to provide the customer with a smooth transition to our services and a personalized approach to on-going support.

        Through CCC Globaltel de Colombia, S.A. our subsidiary in Colombia, we intend to expand our penetration into the franchise store/calling center market. Through December 31, 2001, there has been nominal activity in the country of Columbia by CCC GlobalCom.

        We are positioning CCC GlobalCom for pursuing high growth in targeted niche markets of our industry. We are targeting residential, small and medium sized business, SOHO (small office, home office), affinity, Hispanic and Asian markets. We believe this focus, combined with our extensive switch-based network assets and broad product offering should allow us to penetrate these targeted niche markets in the U.S. and Colombia.

Industry

        LOCAL SERVICE.    The communication services industry continues to change, which provides opportunity and risk to the companies competing in these markets. The Telecom Act provided significant opportunity for our business by opening the U.S. local service markets to competition, but also adds significant risk by allowing the traditional local phone companies to provide in-region long distance services.

        LONG DISTANCE SERVICE.    Retail long distance minutes and other basic communication services have experienced a decline in price resulting from competitive pressures, the introduction of more efficient networks and advanced technologies, product substitution, and deregulation. Competition for these products is based on price as well as on other differentiating factors such as: range of services offered, bundling of products, customer service, and communications quality, reliability and availability.

        FRANCHISE STORES/CALLING CENTERS.    Many Colombian residents do not have telephone services in their residence and are required to make telephone calls at pay phones. These centers are indoor franchise stores/calling centers designed to serve travelers and the large population of the countries who do not have personal telephones. These centers are a widely recognized and utilized medium in Colombia, Mexico, and other Latin American countries but do not currently have a real equivalent in the U.S.

Strategy

        Because of changes in the communications industry, our objective is to leverage our assets and establish a market presence to maximize cash flow returns. We plan to:

        OPTIMIZE RESOURCES:    We intend to focus on improving margins and cash flow. We plan to undertake only those initiatives that can generate cash flow without significant capital commitment.

        CREATE BRAND RECOGNITION:    We intend to create brand awareness for our name as well as the names of the entities for which we provide private label services.

        LEVERAGE SALES CHANNELS:    We intend to enhance our existing telemarketing, direct sales, agent and affinity distribution channels to grow our customer base, enhance customer retention and expand our consumer product offerings.

        EXPAND LOCAL SERVICES:    We have entered local communication markets in 25 states, and we intend to selectively expand into new states. We intend to continue to leverage the margins provided by the Unbundled Network Elements.

        LEVERAGE OPERATIONS SUPPORT SYSTEMS AND AUTOMATION:    We intend to continue to improve operation support systems and increase automation to improve efficiency, enhance customer service and develop a platform for more value-added services.

        EXPAND DEPLOYMENT OF VOICE SWITCHES:    We intend to continue to expand our deployment of voice switches to provide services at competitive rates.

        EXPAND DEPLOYMENT OF COMMUNICATION CENTERS:    We intend to continue to expand our deployment of franchise stores/calling centers in Colombia and other countries in the future. We intend to expand only to those countries that can generate cash flow without significant capital commitment, and where we can form a joint relationship with a dominant national carrier.

        TARGET SELECTED NICHE MARKETS:    We intend to focus our sales and marketing efforts on selected niche markets. We plan to only target niche markets in which we can deliver superior service for a reasonable return. Our current targeted markets include small and medium sized businesses, SOHO (small office, home office) and ethnic businesses in the business markets, and Hispanics and Asians in the consumer markets. We believe that these markets have traditionally been underserved by the incumbent telephone companies.

        OFFER COMPETITIVELY PRICED PRODUCTS:    We intend to offer our niche markets value based products. We believe that customer satisfaction and retention are closely aligned with the customer's perception of value received.

        MAXIMIZE CUSTOMER RETENTION:    We intend to continue to provide a higher level of customer service than our small and medium-sized customers have traditionally experienced. We believe that by developing and providing a positive customer experience we will improve customer satisfaction and retention. We intend to continue prudent investment in our customer care, provisioning and billing systems and processes.

Description of Services

        Our services include long distance voice communications, local voice communications, wireless messaging and other services, wholesale communications services as well as dial-up Internet access.

        LONG DISTANCE VOICE COMMUNICATIONS:    We offer domestic and international voice services, including basic long distance, dial around, collect calling, operator assistance and calling card (including pre-paid cards), toll free 800 services, and directory services. Long distance voice services are offered individually or combined as a bundle with other services such as local voice services. Long distance voice services are also offered as pre-paid or postpaid products. Our penetration into the long distance voice market is supported by our telemarketing, direct sales, agent sales and affinity sales channels. We estimate that our market share is less than 1%.

        CONSUMER LOCAL VOICE COMMUNICATIONS:    We are aggressively, yet prudently expanding our local service, by selectively entering local exchange markets, including California,

Missouri and Texas. We provide local toll and switched access services to residential and small business customers, typically through Unbundled Network Elements leased from a traditional Incumbent Local Exchange Carrier (ILEC). We usually lease the underlying ILEC network by paying the ILEC a monthly fee for the local wire to the customer and switch equipment and a per-minute fee for switching. This mode of service delivery enables us to lower the cost of providing call origination as well as providing us with call termination revenue. For those residential customers who subscribe to both local and long distance services, we offer an "all-distance" calling plan that bundles the services at an attractive price for the customer and enhances customer retention.

        The consolidated local and long distance subscribers can deliver up to three times the lifetime revenue of standalone long distance customers due to much higher monthly spending and lower subscriber churn. We estimate that our market share in these markets is less than 1%.

        DATA SERVICES:    The ability of businesses to transmit data within their company or outside to business partners is a critical function today. Over the last 10 years, businesses made significant investments in software development and equipment purchases to effectively process and transmit this data and information. The Internet also introduced yet another means to communicate digitally worldwide. Our data services are routed through the networks of AT&T, Global Crossing, MCI/WorldCom, and Qwest. Our data services include private line and dedicated services such as DS-1 / DS-3 lines and DSL, virtual private networks, local loop access, co-location services, teleconferencing, and ASP support. We estimate that our market share is less than 1%.

        WIRELESS MESSAGING:    We offer wireless paging services to business and consumer customers. We estimate our market share to be less that 1%.

Marketing Strategy

        Our marketing strategy is to focus on commercial customers who utilize multiple communication services and multiple communication devices as well as high-value residential end user customers in the targeted niche markets mentioned above. Our goal is to be an Integrated Communication Provider managing all aspects of the customer's communications, including the provision of all telephony, utility, interactive and entertainment services as the various fields deregulate. This strategy allows us to offer cross-promotional discounts to customers resulting in increased customer satisfaction and retention.

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

        By acquiring smaller resellers who have single product customer bases and limited growth resources, we believe we can leverage our investment in such companies by re-contacting these customer bases and selling these customers additional services.

Sales

        We are currently marketing our services in a variety of methods including (i) independent agents selling our services; (ii) telemarketing; (iii) targeting corporate accounts via our direct sales force; (iv) wholesale sales of services.

Contracts

        The Company has entered, and will continue to enter, into contracts with various service providers for services which will provide the network to connect our switching equipment providing long distance services and other agreements with ILEC's (Incumbent Local Exchange Carrier) to provide local telephone service on both a facilities based and resold basis. The contracts currently in place have no material minimum commitment with the exception of Global Crossing, Qwest and MCI, which provides for a minimum commitment of $150,000, $50,000 and $50,000 per month for 12, 12 and 36 months respectively. The Company believes it has sufficient contracts in place to handle its current business levels and expects no change in the future.

        In addition, the Company has entered into agreements that enable us to provide call detail records and related charges to a Local Exchange Carrier and a national billing consolidator so our customers can be billed on their local phone bill for long distance charges. These agreements require the Company to purchase an annual minimum level of service of approximately $157,500 and $99,000 and have terms of 12 and 36 months.

Billing Services

        Sophisticated information processing systems are vital to our growth and our ability to add new customers and new products, monitor costs, render monthly invoices for services, process customer orders, provide customer service and achieve operating efficiencies. We have selected InfoDirections' CostGuard billing software to provide our billing services. We prepare and deliver a single, integrated and comprehensive invoice for all the services we provide. We believe this billing system will differentiate us from other companies offering "bundled services". Unlike many other billing systems, this service delivers a single invoice for an integrated comprehensive suite of voice, data, wireless, conferencing and local services.

Franchise Stores/Calling Centers

        Many Colombian residents do not have telephone service in their residence and therefore are required to make telephone calls at pay phones. We formed CCC Globaltel de Colombia, S.A., a CCC GlobalCom subsidiary under the laws of Colombia, to operate franchise stores/calling centers. These centers are indoor franchise stores/calling centers designed to serve travelers and the large segment of the population of the country that do not have personal telephones. Franchise stores/ calling centers are a utilized medium in Colombia, Mexico, and other Latin American countries. The franchise store/calling center business is a very localized business on a neighborhood-to-neighborhood basis.

        Each franchise store/calling center employs at least one attendant, who processes calls, monitors call duration, collects money and runs daily reports on call activity. As compared to public pay telephones, the franchise stores/calling centers offer privacy and comfort as well as the personalized attention needed by customers who are not accustomed to using a telephone. Through December 31, 2001 there has been nominal activity and operations from the franchise stores/calling centers.

Competition

        The communications industry is highly competitive. We will compete with many companies such as national and regional communication companies, Regional Bell Operating Companies ("RBOCs"), GTE Corporation and its affiliated companies (collectively, the "GTE Companies"), Incumbent Local Exchange Companies ("ILECs"), Competitive Local Exchange Companies ("CLECs"), national, and regional and local communication services resellers, microwave and satellite carriers, wireless communications providers and private networks built by large end-users. Potential competitors (using similar or different technologies) include cable television companies, utilities and RBOCs outside their current local service areas. In addition, we anticipate future competition from large long distance carriers, such as AT&T, MCI Worldcom ("MCI") and Sprint Corporation ("Sprint"). These companies have begun to offer integrated local and long distance communication services. Several companies have begun to offer communications services over the Internet at rates substantially below current long distance rates. Companies offering communication services over the Internet could enjoy a significant cost advantage because at this time they do not pay carrier access charges or universal service fees.

        As a recent entrant in the integrated communications service industry, we have not achieved and do not expect to achieve a significant market share for any of our services. In particular, the RBOCs, the GTE Companies and other local telephone companies have several advantages over us including:

  •
  long-standing relationships with their customers,
  •
  financial, technical and marketing resources substantially greater than ours,
  •
  the potential to subsidize competitive services with revenues from a variety of businesses, and
  •
  existing regulations that favor the ILECs over us in certain respects.

        The long distance telecommunications industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. We will compete with major carriers such as AT&T, MCI Worldcom and Sprint, as well as other national and regional long distance carriers and resellers, many of whom are able to provide services at costs that are lower than our current costs. We believe the principal competitive factors affecting the long distance industry operations today are:

  •
  pricing
  •
  customer service
  •
  accurate billing
  •
  clear pricing policies
  •
  variety of services

        Our ability to compete effectively will depend upon our continued ability to maintain high quality, market driven services at prices generally equal to those charged by our competitors. We believe that we must be in a position to reduce our prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely effect our business. The Internet services market is highly competitive. There are no substantial barriers to entry, and we expect that competition will continue to intensify. Our competitors in this market include Internet service providers (ISP's), other communications companies, online service providers and Internet software providers. Many of these competitors have greater financial technological and marketing resources than are available to us.

Government Regulation

        Our business is subject to federal, state and local regulation.

Federal Regulation

        The FCC regulates interstate and international telecommunication services, including the use of local telephone facilities to originate and terminate interstate and international calls. We provide such services on a common carrier basis. The FCC imposes certain regulations on common carriers such as the incumbent local exchange carriers that have some degree of market power. CCC GlobalCom is not required to adhere to those regulations, as we are not a dominant carrier. The FCC requires common carriers to receive an authorization to construct and operate telecommunication facilities, and to provide or resell telecommunication services, between the United States and international points. This type of authorization will not be required by CCC GlobalCom, as we have no plans to build outside plant facilities which require this type of authorization.

        Under the Telecommunications Act, any entity, including cable television companies and electric and gas utilities may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the Telecommunications Act is subject to numerous federal and state policy rulemaking proceedings and judicial review there is still uncertainty as to what impact such legislation will have on us.

        The Telecommunications Act is intended to increase competition. This Act was designed to open the local services market by requiring incumbent local exchange carriers to permit interconnection to their networks and establishing incumbent local exchange carriers' obligations with respect to:

        Reciprocal Compensation.    Requires all local exchange carriers to complete calls originated by competing local exchange carriers under reciprocal arrangements at prices based on tariffs or negotiated prices.

        Resale.    Requires all incumbent local exchange carriers and competitive local carriers to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, incumbent local exchange carriers are required to offer wholesale versions of all retail services to other telecommunication carriers for resale at discounted rates, based on the costs avoided by the incumbent local carrier in the wholesale offering.

        Interconnection.    Requires all incumbent local exchange carriers and competitive local carriers to permit their competitors to interconnect with their facilities. Requires all incumbent local exchange carriers to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, co-location of the requesting carrier's equipment in the incumbent local exchange carriers' premises must be offered, except where an incumbent local exchange carrier can demonstrate space limitations or other technical impediments to co-location.

        Unbundled Access.    Requires all incumbent local exchange carriers to provide nondiscriminatory access to unbundled network elements including, network facilities, equipment, features, functions, and capabilities, at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit.

        Number Portability.    Requires all incumbent local exchange carriers and competitive local carriers to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

        Dialing Parity.    Requires all incumbent local exchange carriers and competitive local carriers to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.

        Access to Rights-of-Way.    Requires all incumbent local exchange carriers and competitive local carriers to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

        Incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, incumbent local exchange carriers remain subject to interconnection obligations established by the FCC and state telecommunication regulatory commissions.

        The FCC's rules implementing the incumbent local carrier interconnection obligations described above have been the subject of considerable litigation. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit narrowly interpreted the FCC's power to prescribe and enforce rules implementing the Telecommunications Act. On January 25, 1999, the United States Supreme Court reversed the Eighth Circuit decision and reaffirmed the FCC's broad authority to issue rules implementing the Telecommunications Act, although it did vacate a rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC issued revised rules that largely reaffirmed, and in some respects expanded the duty of incumbent carriers to offer unbundled network elements and stated its intention to review every three years the unbundling obligations of incumbent carriers. These rules were appealed and that appeal is still pending before the Court of Appeals for the District of Columbia Circuit.

        On December 9, 1999, the FCC released an order requiring the incumbent exchange carriers to offer "line sharing" arrangements that permit competitors like us to offer digital subscriber line, also known as DSL service-over the same copper wires used by the incumbent to provide voice service. The FCC's ruling has been appealed and that appeal is pending before the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of the appeal but do not believe it will have a material impact on our current business because we do not rely on line sharing in any material way.

        On March 17, 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain FCC rules relating to co-location of competitors' equipment in incumbent local exchange carrier central offices. This decision required the FCC to limit co-location to equipment that is "necessary" for interconnection with the incumbent local carrier or access to the incumbent local carrier's unbundled network elements. On August 8, 2001, the FCC issued revised co-location rules on remand that reaffirmed that all of the equipment we currently place in co-location arrangements is necessary for these purposes. The FCC's decision has been appealed and that appeal is pending before the U.S. Court of Appeals for the District of Columbia.

        On February 15, 2002, the FCC released a Notice of Proposed Rulemaking requesting comment on the future regulatory treatment of wireline broadband Internet access services. The FCC has tentatively concluded that when an entity provides wireline broadband Internet access over its own transmission facilities, the service should be classified as an information service, rather than a telecommunications service. If the FCC adopts this conclusion, wire-line broadband Internet access services provided by incumbent carriers would be subject to substantially less regulation.

        On February 27, 2002, the U.S. House of Representatives passed H.R. 1542, the Tauzin-Dingell bill, by a 273-157 vote. The current Telecommunications Act requires the incumbent carriers to lease access to their high-speed networks to their competitors at wholesale rates. Under the Tauzin-Dingell bill, competitors are still able to purchase access to unbundled copper loops and to lease access to the incumbent carriers' high-speed networks. However, the bill classifies high-speed services as "nondominant," which would relieve the incumbents of the obligation to price such access at cost-based rates. The bill also enables the incumbent carriers potentially to limit competitors' access to their networks, by eliminating the obligation to provide unbundled access to certain technologies, including fiber lines and packet switches, and to provide co-location space within remote terminals. Finally, the bill allows the Regional Bell Companies to immediately enter the long distance market for data without first demonstrating that their local voice markets are open to competition. Because no action has yet been taken on the bill in the Senate, we cannot predict whether the bill or any amendments to the bill will actually become law. If the bill is passed as currently written, this will have a material adverse affect on our business.

        On December 20, 2001, the FCC issued a notice of proposed rulemaking to commence its triennial review of the incumbent local exchange carriers' unbundling obligations. We cannot predict the outcome of that proceeding but the FCC's tentative conclusions reached in the December 2001 Notice of Proposed Rulemaking indicate that the triennial review and related FCC rulemaking activities could attempt to accomplish much of what the Tauzin-Dingell bill is designed to accomplish. As such, these activities could lead to new regulations that have a material adverse effect on our business. At a minimum, they increase the uncertainty surrounding our ability to rely on the existing legislative and regulatory scheme on which we have based our current business plan. The expected length of these deliberations will cause this uncertainty to continue for many months.

        The Telecommunications Act codifies the incumbent local carriers' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecommunications Act also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies from providing long distance services and engaging in telecommunications equipment manufacturing. The Telecommunications Act permits the regional Bell operating companies to enter the out-of-region long distance market immediately upon its enactment. Further, provisions of the Telecommunications Act permit a Regional Bell Operating Company to enter the long distance market in its in-region states if it satisfies several procedural and substantive requirements, including:

  •
  obtaining FCC approval upon a showing that the regional Bell operating company has entered into interconnection agreements or, under some circumstances, has offered to enter into such agreements in those states in which it seeks long distance relief;
  •
  the interconnection agreements satisfy a 14-point "checklist" of competitive requirements; and
  •
  the FCC is satisfied that the regional Bell operating company's entry into long distance markets is in the public interest.

        The FCC has granted approval to Verizon (formerly known as Bell Atlantic) to provide in-region long distance service in New York, Massachusetts, Rhode Island, Connecticut and Pennsylvania and to SBC Communications to provide in-region long distance service in Texas, Oklahoma, Kansas, Missouri and Arkansas. In addition, Verizon has filed an application to offer such service in New Jersey and BellSouth Telecommunications has filed an application to offer such services in Georgia and Louisiana. It is likely that the Regional Bell Operating Companies will file applications to offer long distance services in a number of additional states this year and receive approval to offer long distance services in one or more states. This may have an unfavorable effect on our business. We are legally able to offer our customers both long distance and local exchange services, which the Regional Bell Operating Companies, other than Verizon in New York, Massachusetts, Rhode Island, Connecticut and Pennsylvania and SBC in Texas, Oklahoma, Kansas, Missouri and Arkansas currently may not do. Our ability to offer "one-stop shopping" gives us a marketing advantage that we would no longer enjoy.

        On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million, and expanded the federal subsidies for local exchange telephone services provided to low-income consumers. The FCC more recently adopted rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Providers of interstate telecommunications service, such as us must pay for a portion of these programs. Our share of these federal subsidy funds will be based on our share of certain defined interstate telecommunications end user gross revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. In February 2002, the FCC issued a Notice of Proposed Rulemaking seeking comment on whether it should substitute a connection based universal service contribution scheme for the current revenue based scheme. Under the FCC's proposal, carriers would contribute to the universal service fund based on the number and capacity of lines provided to end users.

        Under authority granted by the FCC, we resell the international telecommunication services of other common carriers between the United States and international points. In connection with such authority, we have filed tariffs with the FCC stating the rates, terms and conditions for our international services. On March 16, 2001, the FCC ruled that carriers must detariff international services, which required us to cancel the tariffs we had on file in January 2002.

        With respect to our domestic service offerings, we have filed tariffs with the FCC stating the rates, terms and conditions for our interstate services. Our tariffs are generally not subject to pre-effective review by the FCC, and can be amended on one day's notice. However, the FCC does have jurisdiction to require changes in these tariffs. The FCC ordered carriers that provide interstate long distance services to detariff their retail services no later than July 31, 2001.

        Our access services compete with the services provided by the incumbent local exchange carriers. With limited exceptions, the current policy of the FCC, for most interstate access services, dictates that incumbent local exchange carriers charge all customers the same price for the same service. Thus, the incumbent local exchange carriers generally cannot lower prices to those customers likely to contract for their services without also lowering charges for the same service to all customers in the same geographic area, including those whose telecommunications requirements would not justify the use of such lower prices. The FCC has, however, adopted rules that significantly lessen the regulation of incumbent local exchange carriers that are subject to competition in their service areas and provide such incumbent local exchange carriers with additional flexibility in pricing some interstate switched and special access services, on a central office specific or customer specific basis. Pricing flexibility relieves incumbent local carriers from regulatory constraints in setting rates for services that are subject to competition and as a result, allows them to react more rapidly to market forces.

        Incumbent local exchange carriers around the country have been contesting whether the obligation to pay reciprocal compensation to competitive local exchange carriers should apply to local telephone calls from an incumbent local exchange carrier's customers to Internet service providers served by competitive local exchange carriers. The incumbent local exchange carriers claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Competitive local exchange carriers have contended that the interconnection agreements provide no exception for local calls to Internet service providers and reciprocal compensation is therefore applicable.

        On February 26, 1999, the FCC released a Declaratory Ruling determining that Internet service provider traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements, and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. In response to the FCC ruling, some Regional Bell Operating Companies have asked state commissions to reopen previous decisions requiring the payment of reciprocal compensation on Internet service provider calls. Some Bell companies appealed the FCC's Declaratory Ruling to the U. S. Court of Appeals for the District of Columbia Circuit, which issued a decision on March 24, 2000, vacating the Ruling and remanding the case to the FCC. The FCC issued an Order on remand on April 19, 2001, in which it determined that ISP traffic was not subject to reciprocal compensation, because it is "information access" traffic rather than telecommunications traffic. Nonetheless, the FCC established an interim, transitional recovery mechanism pursuant to which Internet service provider traffic will continue to be compensated, but at rates declining over a period of three years. The transitional recovery mechanism is applicable to interconnection agreements entered into after the effective date of the FCC's order. The FCC's Order on remand was appealed and the case is pending before the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of that case.

State Regulation

        The Telecommunications Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, incumbent local exchange carriers are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other pro-competitive measures.

        State regulatory agencies have regulatory jurisdiction when our facilities and services are used to provide intrastate services. A portion of our current traffic may be classified as intrastate and therefore subject to state regulation. To provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements in most states.

        State agencies, like the FCC, require us to file periodic reports, pay various fees and assessments, and comply with rules governing quality of service, consumer protection, and similar issues. Although the specific requirements vary from state to state, they tend to be more detailed than the FCC's regulation because of the strong public interest in the quality of basic local exchange service. We intend to comply with all applicable state regulations, and as a general matter do not expect that these requirements of industry-wide applicability will have a material adverse effect on our business. However, no assurance can be given that the imposition of new regulatory burdens in a particular state will not affect the profitability of our services in that state.

Local Regulation

        Our networks are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis.

Employees

        We, together with our subsidiaries, currently have 133 employees. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

ITEM 2. PROPERTIES

        Our executive office consists of approximately 1,500 square feet located at 16350 Park Ten Place, Suite 241, Houston, TX 77084. We pay a monthly rent of $2,588 per month for this space. The lease expires December 31, 2002. Our principal corporate office consists of approximately 32,000 square feet located at 1250 Wood Branch Park Drive, Houston, TX, 77079. The lease expires November 20, 2004, and the monthly rent is $31,227. The Irvine office has approximately 57,000 square feet of office space for our sales management, accounting and customer service operations and is located at 2801 Main Street, Irvine, CA, 92614. The lease expires April 1, 2007 and the monthly rent is $56,540. The St. Louis office has approximately 7,000 square feet of office space for sales and operations at 1350 Timberlake Manor Parkway, Suite 501, Chesterfield, MO, 63017. This sublease expires September 30, 2006, and the monthly rent is $11,012. In addition, we are currently renting space at two additional locations for local sales teams under month-to-month terms and paying $3,500 per month for the two offices.

ITEM 3. LEGAL PROCEEDINGS

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to our shareholders for a vote during the last quarter of the year ended December 31, 2001.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

        Our Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "CCGC". As of March 31, 2002, there are 200,776 unrestricted shares of our common stock outstanding thereby creating a limited public market. There has been limited activity in the market transactions in our common stock. The following table sets forth on a per share basis, the high and low bid prices per share for our common stock as reported on the OTC Electronic Bulletin Board for the periods indicated. The high and low bid prices were the same for all periods presented. The following prices reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual prices (note: CCC GlobalCom began operations in June 2000. High and low bid information for first and second quarters of 2000 is not available.):

High/ Low Bid
Year ended December 31, 2000:
First quarter	$—
Second quarter	—
Third quarter	6.00
Fourth quarter	6.00
Year ended December 31, 2001:
First quarter	4.00
Second quarter	4.05
Third quarter	2.00
Fourth quarter	2.01

Shares Issued in Unregistered Transactions

        During the last two fiscal years, CCC GlobalCom issued shares of its common stock in non-registered transactions pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The shares issued in such transactions (all with restrictive legends) were as follows:

Date	Title	Underwriters	Offer Price	Discount/ Commission	Number of Securities
May 11, 2000	First Private Placement Memorandum	ACAP Financial, Inc.	$1.50	$150,000	1,000,000
June 14, 2000	Second Private Placement Memorandum	ACAP Financial, Inc.	$3.00	$151,968	2,033,624
January 30, 2001	Third Private Placement Memorandum	ACAP Financial, Inc.	$3.25	$252,996	795,293

Holders

        As of March 28, 2002, there were 35,663,918 shares of common stock outstanding and approximately 500 stockholders of record of common stock. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." Management believes there are in excess of 500 beneficial stockholders of our common stock.

Dividends

        We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

General

        The following discussion and analysis relates to our financial condition and results of operations for the years ended December 31, 2000 and 2001. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein, and the combined financial statements and notes contained herein as well as the "Cautionary Statement Regarding Forward-Looking Statements" in this Form 10-K.

        We were, prior to June 12, 2000, named Emerald Capital Investments, Inc. On June 9, 2000, we commenced operations in the telecommunications industry through the acquisition of CCC GlobalCom Corporation a Texas corporation ("CCC Texas"). CCC Texas was formed in 1999 to commence operations in the telecommunications industry. CCC Texas conducted no operations except for its acquisition of Ciera Network Systems, Inc. ("Ciera"). Our acquisition of CCC Texas, and as result of such acquisition, the acquisition of Ciera, was accounted for as a reverse merger.

        On April 5, 2001, the Company acquired certain assets of Equalnet Communications Corp., EqualNet Corporation and USC Telecom, Inc. (collectively referred to as "Equalnet"). The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to Equalnet's long distance resale business, customer service business, and telephone debit and sales and service business. The purchase price of $8,161,511 was paid with available cash and proceeds from a revolving credit facility of approximately $7,500,000 from RFC Capital, a division of Textron Financial. In a related transaction, CCC GlobalCom purchased three switches used in the Equalnet long distance business for $750,000 from d-Tel Network, L.L.C., a company controlled by the Chairman of the Board of Equalnet. As a result of the Equalnet acquisition, we increased our customer base by approximately 30,000, acquired voice switches, and obtained back office operations based in Houston, Texas.

        On September 11, 2001 we acquired certain assets of Omniplex Communications Corporation (Omniplex). The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to Omniplex's commercial local and long distance telecommunications business. The purchase price of $8,298,704 was paid with proceeds of $8,125,000 from a revolving credit facility from RFC Capital, a division of Textron Financial, and the balance with available cash. In connection with the acquisition, a term sheet was drafted whereby the lender agreed in principle to exchange $1,000,000 of its debt for warrants to purchase our common stock at $4.00 per share. The details of the warrants were finalized in March 2002 and the warrant was effective on September 7, 2001. As a result of the Omniplex acquisition, we increased our customer base by approximately 5,000, enhanced our local service product offering, and obtained distribution channels based in St. Louis, MO, Kansas City, MO and Cape Girardeau, MO.

        On November 30, 2001, we acquired substantially all of the assets of Incomnet Communications Corporation (Incomnet). The purchase price for the acquired assets was $6,028,695, payable as follows: (1) $1,750,000 cash at closing from the proceeds from a revolving line of credit from RFC Capital; (2) a note payable for $750,000, bearing interest at 8% and maturing on May 30, 2002; (3) 125,000 shares of CCC GlobalCom common stock; and (4) the assumption of certain liabilities which totaled $3,028,695. As a result of the Incomnet acquisition, we increased our customer base by approximately 52,000, obtained new distribution channels, and obtained back office operations in Irvine, CA.

        Since we acquired the assets mentioned above, we initiated plans to improve cash flow and operating results by reorganizing and restructuring the combined operations. These plans include workforce reductions and other administration cost savings, consolidation of operations and the migration of customer voice traffic to our switches. We believe that these asset acquisitions combined with the successful execution of these plans will give us some economies of scale, new product offerings and new sales channels that will allow us to be competitive in our targeted niche markets and profitable in the future.

        The asset acquisitions discussed above are collectively referred to as the "Asset Acquisitions" in the following discussion.

        Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of December 31, 2001. Additionally, we have had recurring negative cash flows from operations. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we cannot assure you that we can raise the money necessary to fund future operations.

Results of Operations

        Our revenues are derived from the sale of telecommunication services to residential and business customers. Currently, we are primarily conducting operations in the States of Texas, California and Missouri. As a result of the three significant Asset Acquisitions mentioned above, we have experienced significant changes in our operating results between 2000 and 2001. As such, the resulting trends reflected in our comparative numbers between 2000 and 2001 are not a meaningful indication of future results.

        The significant changes in operating results primarily arose from the assets and operations acquired in the Asset Acquisitions mentioned above. The increase in operating results attributable to previously existing operations was insignificant.

        The following table sets forth for the periods indicated our statements of operation and amount of change experienced:

	For the Years ended December 31,
	2001	2000	Change	%
Net sales	$11,942,795	$1,827,364	10,115,431	554%
Cost of services	(8,289,551)	(1,425,260)	6,864,291	482%
Selling, general and administrative expenses	(12,124,613)	(2,090,071)	10,034,542	480%
Depreciation and amortization expense	(2,592,537)	(128,934)	2,463,603	1911%

Loss from operations	(11,063,906)	(1,816,901)	(9,247,005)	509%

Other income (expense):
Interest income	8,889	15,956	(7,067)	(44)%
Interest expense	(834,187)	(384)	(833,803)	217136%
Impairment loss	(6,896,170)	—	(6,896,170)	N/A
Other, net	(4,993)	11,762	(16,755)	(142)%

	(7,726,461)	27,334	(7,753,795)	(28367)%

Loss before benefit for income taxes	(18,790,367)	(1,789,567)	(17,000,800)	950%
Income taxes	—	—	—	N/A

Net loss	$(18,790,367)	$(1,789,567)	(17,000,800)	950%

        NET SALES.    Our revenues primarily consist of billings for long distance telephone services and local telephone services, data and pre-paid calling cards. The increase in sales largely arose from the significant number of customers acquired in the Asset Acquisitions mentioned above. In 2001, over 85% of the sales are a result of long distance services.

        COST OF SERVICES.    Cost of services includes direct costs for telephone services. Cost of services for telephone services and data services include the cost of service provided by other carriers and miscellaneous costs incurred to provide service. Cost of service for 2001 and 2002 includes approximately $8,000,000 and $1,300,000 of direct carrier related costs, respectively.

        SELLING, GENERAL AND ADMINISTRATIVE.    Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and the salaries of the personnel to support our operations. The increase in SG&A expenses is largely due to the operations acquired in the Asset Acquisitions mentioned above and one time integration costs associated with each acquisition. SG&A in 2001 includes: (1) approximately $42,000 in expense for stock grants to certain officers of the corporation; (2) approximately $600,000 in facilities expense; (3) and approximately $5,000,000 of payroll related expenses.

        DEPRECIATION AND AMORTIZATION EXPENSE.    Depreciation and amortization expense increased primarily due to the property and equipment obtained through the Asset Acquisitions mentioned above.

        OTHER EXPENSES.    For 2001, other expenses of $7,726,461 consisted primarily of interest of approximately $834,000 attributable to the RFC loan agreement and an approximate $6,896,000 impairment of goodwill and organization costs. In accordance with SFAS 121, we conducted an evaluation of the recoverability of certain long-lived assets and recorded the impairment loss.

Liquidity and Capital Resources

        During the year ended December 31, 2001, we generated negative cash flow from operations of approximately $1,285,000. The amount of cash used in our operations is a result of the net loss incurred during the period, the timing of cash receipts from our customers, the Asset Acquisitions mentioned above, service of interest, as well as activities related to payments to our vendors. We have historically operated with negative cash flows and have sought to fund those losses and deficits through the issuance of debt and the completion of private equity placements.

        During the year ended December 31, 2001, the Company acquired approximately $953,000 in equipment which was not financed through capital lease or financing arrangements. Additional cash outflows included payments of approximately $150,000 towards our capital lease obligations and notes payable.

        During 2001, we received cash proceeds, net of issuance costs, of $2,331,706 from the issuance of common stock. These funds were used to fund the Asset Acquisitions mentioned above and the related integration costs.

        In addition, we received $18,235,186 of proceeds from two $10,000,000 lines of credit with RFC Capital Corporation. Approximately $17,500,000 of these proceeds were used to fund the Asset Acquisitions mentioned above. The remaining proceeds were used to service interest, pay professional fees and fund general operating needs.

        Altogether, our net operating, investing and financing activities during the year used approximately $371,000 in cash. Our working capital deficit at December 31, 2001 was approximately $21,568,000. This represents a decrease of approximately $22,685,000 from the working capital of $1,117,000 at December 31, 2000.

        Our current liabilities include a total of approximately $3,900,000 owed to various carriers, most of which is significantly past credit terms. In addition, our current liabilities include approximately $1,800,000 of amounts owed to various other trade vendors, some of which are also past credit terms. We currently do not have sufficient cash to bring our vendors back to current terms.

        Until we produce positive cash flows from operations, and reduce or eliminate our working capital deficit, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service our debt requirements, or to purchase equipment to be used in the growth of our business. We will need to raise additional capital to pay vendors and suppliers, to service debt requirements and purchase equipment. We do not consistently pay all of our suppliers on time, some of which are critical to our operations. These suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

        Since we have produced negative EBITDA results during 2001, we will most likely need to achieve positive EBITDA in order to obtain any significant amounts of debt funding to meet our capital expenditure and working capital needs. As such, we will need to complete additional private placements in order to raise the funds needed. Although capital markets have been difficult, we have shown an ability to raise funds over the past twelve months. In May 2001, we raised, net of issuance costs, $2,331,706 through a private placement memorandum. Although we have been successful in raising funds in the past, there are no assurances that we will be able to continue to do so.

        We are in violation of certain covenants of the Amended and Restated Loan and Security Agreement with RFC Capital Corporation. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified us of an Event of Default under the loan and currently is in discussions with us regarding the possibility of restructuring the two revolving credit facilities. At December 31, 2001, and as of the date of this filing, we were in violation of the following covenants: (1) we had withdrawn the maximum amount available under the loan, and had allowed the principal of the loan to exceed the availability formula by approximately $4.5 million; (2) we are in violation of the minimum tangible net worth covenant of $3,000,000; and (3) we have allowed the current ratio to be less than 1.5:1.0.

        RFC Capital Corporation has continued to make current cash receipts available for use to satisfy our operating needs. There is no guarantee that RFC Capital will continue to do so in the future. The amount due under the revolving line of credit has been classified as a current liability in our financial statements. There can be no assurance that we can successfully restructure its loan agreements.

Liquidity Assessment

        In addition, we expect our network development will require funds to develop our comprehensive information technology platform to support and enhance the provisioning, billing and installation of new and existing customers and to purchase and install network equipment. We will also be required to fund our operating losses and working capital and possible expenditures associated with market expansions and potential acquisitions of businesses or assets. In addition, we will require funds to pay our current future minimum lease obligations under noncancelable operating and capital leases and future minimum commitments under long-term contractual obligations associated with maintenance and service agreements. Such future minimum commitments are as follows:

Year Ending December 31,	Operating lease obligations	Capital lease obligations	Other long-term contractual obligations	Total minimum long-term obligations
2002	$1,222,000	$285,000	$3,571,000	$5,078,000
2003	1,185,000	16,000	1,340,000	2,541,000
2004	1,154,000		240,000	1,394,000
2005	811,000		90,000	901,000
2006	778,000		90,000	868,000
Thereafter	226,000		8,000	234,000

Total future minimum long-term obligations	$5,376,000	$301,000	$5,339,000	$11,016,000

        We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to generate positive cash flows from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

        It is the plan of management, in order to continue operations, to seek additional revenue generating activities, and to seek additional capital and borrowing infusion. There can be no assurance that management will be successful with this plan.

Inflation

        Inflation continues to apply modest upward pressure on the cost of services provided by CCC GlobalCom.

Forward Outlook and Risks

        From time to time, CCC GlobalCom may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, CCC GlobalCom notes that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in any of our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of CCC GlobalCom's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, to government reimbursement policies, to private industry reimbursement policies and to other matters affecting CCC GlobalCom's industry and business; (c) the availability of appropriate acquisition candidates and the successful completion of acquisitions; (d) the demand for our products and services; and (e) other risks detailed in our Securities and Exchange Commission filings.

        This Form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of CCC GlobalCom. All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, CCC GlobalCom's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended", "will", "should", "may", "expects", "expected", "anticipates", and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on CCC GlobalCom's current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, CCC GlobalCom's actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. See "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" on page 2 of this Annual Report on Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to CCC

GlobalCom are expressly qualified in their entirety by the Cautionary Statements. CCC GlobalCom disclaims, however, any intent or obligation to update its forward-looking statements.

        Limited Operating History.    We provide voice and data services through the use of the networks of other communication providers. We have been operating in the telecommunications business through our wholly owned subsidiary Ciera for approximately two years. We have limited assets, limited revenues and limited customers. Our customer base and revenues are increasing on a monthly basis. However, we have operated at a loss since its inception. There can be no assurance that we will ever operate profitably. In order to significantly increase revenues, we must acquire other companies as well as grow internally. Although our management has conducted extensive discussions with the principals of several acquisition targets, there can be no assurance that we can fund the acquisitions, that we can complete the acquisitions or that the acquired businesses will operate at a profit. As a result of our limited operating history as a facilities based integrated communications provider, you have limited operating and financial data on which you can predict our future performance and base your investment decision. We cannot assure you that we can successfully operate as a facilities based integrated communications provider.

        We Have a History of Operating Losses, and We May Not Be Profitable in the Future.    We have incurred significant operating and net losses in the past and expect to continue to incur losses in the future as we deploy our network, expand our service offerings and enter new markets. For the year ended December 31, 2000, the Company had a net loss of $1,789,567. For the year ended December 31, 2001, CCC GlobalCom had a net loss of $18,790,367. As we expand our operations, we expect our negative cash flow, operating losses and net losses to continue for the foreseeable future. We cannot assure you that our revenues will grow or that we will achieve profitability in the future. If we continue to generate losses without obtaining additional funding, our ability to pursue our business strategy may be restricted. We have never been profitable and do not expect to become profitable in the near future. We have invested and will continue to invest significant amounts of money in our network and personnel in order to maintain and develop the infrastructure we need to compete in the markets for our services and achieve profitability

        Limited Assets and Additional Capital Required.    As of December 31, 2001, we had, on a consolidated basis, total assets of approximately $16,199,000. There can be no assurance that we will realize positive cash flow from operations in the foreseeable future. Furthermore our business plan provides that we will attempt to complete additional acquisitions. We estimate that we will be required to raise approximately $25,000,000 in order to fund our business plan during the next 24 months. There can be no assurance that additional financing would be available to us, or, if available, that it could be obtained on acceptable terms. We have financed our operations almost exclusively through the private sales of securities. Since we are losing money, we must raise the money we need to continue operations and expand our network either by selling more securities or borrowing money. If we are not able to raise additional money, we will not be able to implement our strategy for the future, and we will either have to scale back our operations or shut down all of our operations. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures and could have a material adverse effect on us.

        We Must Expand and Operate Our Network.    Our success and ability to increase our revenues depends upon our ability to deliver telecommunication services, which in turn, depends on our ability to integrate new and emerging technologies and equipment into our network and to successfully expand our network and to increase the number of our customers significantly.

        The Telecommunications Market in Which We Operate Is Highly Competitive, and We May Not Be Able to Compete Effectively Against Companies That Have Significantly Greater Resources than We Do, Which Could Cause Us to Lose Customers and Impede Our Ability to Attract New Customers.    The telecommunications industry is highly competitive and is affected by the introduction of new services by, and the market activities of, major industry participants. Most of our other current competitors are substantially larger and have greater financial, technical and marketing resources than we do. We have not achieved, and do not expect to achieve, a significant market share for any of the telecommunication services we offer. Many of our competitors have the following advantages over us:

  •
  long-standing relationships and brand recognition with customers;
  •
  financial, technical, marketing, personnel and other resources substantially greater than ours;
  •
  more funds to deploy telecommunication services;
  •
  potential to lower prices of competitive telecommunication services that compete with ours;
  •
  fully deployed and operational networks; and
  •
  benefits from existing regulations that favor the incumbent telephone companies.

        We face, and expect to continue to face, competition from current and potential market entrants, including:

  •
  long distance providers seeking to enter, re-enter or expand entry into the local telecommunications marketplace; and
  •
  other domestic and international integrated communication providers, resellers, Internet companies, cable television companies, electric utilities and municipalities, which are using their rights-of-way and other assets to enter the telecommunication services market. In addition, a continuing trend toward combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors, which could cause us to lose customers and impede our ability to attract new customers.

        Resistance by Potential Customers to Enter into Service Arrangements with Us May Reduce Our Ability to Increase Our Revenue.    The success of our telecommunications service offerings will be dependent upon, among other things, the willingness of customers to accept us as a new provider of voice and data services. Many of our potential customers have entered into term contracts with incumbent telephone providers that have penalties for early termination, which our potential customers may not want to incur. In addition, potential customers may not want to change their existing service providers for a variety of reasons such as:

  •
  longstanding service relationships with existing providers;
  •
  potential service interruptions in switching to a new provider; and
  •
  existing providers having financial, technical, marketing and other resources that are substantially greater than ours.

        We cannot assure you that we will be successful in overcoming the resistance of customers to change their current integrated communication providers, particularly those that purchase services from incumbent telephone companies. The lack of such success would reduce our ability to increase our revenue.

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

  •
  the failure by third-party vendors to deliver their products and services in a timely and effective manner and at acceptable costs;
  •
  our failure to identify key information and processing needs;
  •
  our failure to integrate our various information management systems effectively;—our failure to maintain and upgrade systems as necessary; and
  •
  our failure to attract and retain qualified systems support personnel.

        Development and Expansion Risk and Possible Inability to Manage Growth.    We are in the early stages of operations. Our success will depend, among other things, on substantial increases in customer base, on our ability to engage in business in foreign markets, on the execution of agreements with the owners of long distance lines or distribution channels, on obtaining of governmental permits, and on subsequent developments in state and federal regulations. In addition, the expansion of our business will involve acquisitions, which could divert the resources and management time and require integration with our then existing operations. There can be no assurance that any acquired business will be successfully integrated into our operations or that any such acquisition will meet our expectations. Our future performance will depend, in part, upon our ability to manage our growth effectively, which will require us to implement and improve our operating, financial and accounting systems, to expand, train and manage its employee base and to effectively manage the integration of acquired businesses. These factors and others could adversely affect the expansion of our customer base and service offerings. Our inability either to expand in accordance with our plans or to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

        We Will Need to Rely on Incumbent Local Exchange Carriers (ILEC) to Successfully Implement Our Services. Their Failure to Cooperate with Us Could Adversely Affect the Services We Offer and Cause Us to Lose Customers.    We are, and will continue to be, dependent on the ILEC's and, as we expand our network, on other incumbent telephone companies that operate in our target market areas to assure that we can provide our customers uninterrupted service and competitive services. The Telecommunications Act of 1996 requires the largest incumbent telephone companies to lease or "unbundle" their network elements and make them available to others and us for purchase, as well as provide their telecommunications services to others and us at wholesale prices. We cannot, however, assure you that these elements and services will be provided in a commercially viable manner or at reasonable prices. Many new integrated communication providers have experienced difficulties in working with incumbent telephone companies. Problems have arisen in installing access lines, implementing interconnection and co-location and integrating the preordering, ordering, repairing and billing systems used by new integrated communication providers with the systems of incumbent telephone companies. These problems may impair our reputation with customers who can easily switch back to incumbent telephone companies or to other telecommunications service providers. Coordination and cooperation with incumbent telephone companies are necessary for new integrated communication providers such as us to provide local service to customers on a timely, cost-effective and competitive basis. In addition, our ability to implement successfully our switched and enhanced telecommunication services will require the negotiation of interconnection and co-location agreements with incumbent telephone companies. Interconnection agreements set forth the terms and conditions governing how local integrated communication providers interconnect their networks and/or purchase or lease network facilities and services. These negotiations may require considerable time, effort and expense and the agreements will be subject to federal and state regulation. The terms of interconnection agreements, such as our agreements with ILEC's, typically cover a two-to three-year period, requiring us to renegotiate them frequently. We cannot assure you that we will be able to renegotiate these interconnection agreements or negotiate new agreements in our existing and new markets on favorable terms. Delays in obtaining interconnection agreements may delay our entry into new markets. In addition, the prices set forth in the interconnection agreements may be subject to significant rate increases at the discretion of the regulatory authority in each of the states in which we do business. A significant part of our cost structure depends on these state-regulated rate structures. We cannot assure you that the rates charged to us under our interconnection agreements will allow us to offer usage rates low enough to attract a sufficient number of customers to operate our business profitably.

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

        Declining Prices for Telecommunication Services Could Reduce Our Revenue and Profitability. The telecommunications business is extremely competitive.    Long distance prices have decreased substantially in recent years and are expected to continue to decline in the future. In addition, the long distance industry has historically experienced high customer attrition, as customers frequently change their chosen long distance providers in response to lower rates or promotional incentives by competitors. We rely on other companies to provide service for all of our long distance traffic. As we enter additional markets, we will need to negotiate resale agreements with other telephone companies to provide us with long distance services. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for long distance services and estimates of the calling patterns and traffic levels of our customers. If we fail to meet our minimum volume commitments, we may be obligated to pay under-utilization charges, and if we underestimate our need for long distance services, we may be required to obtain capacity through more expensive means, which would raise our costs and reduce our revenues. Our failure to achieve acceptable profits from our long distance business could have a material adverse effect on us. Trends in the pricing for long distance services may be indicative of trends in the telecommunications industry. If this is the case, revenue from our other service offerings may be subject to significant price pressure.

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

        The Telecommunications Industry Is Undergoing Rapid Technological Changes, and New Technologies May Be Superior to the Technologies We Use. Our Failure to Keep up with Such Changes Could Adversely Affect Our Business.    The telecommunications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive unbudgeted upgrades or additional telecommunication products that could be time consuming to integrate into our business, and could cause us to lose customers and impede our ability to attract new customers. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even if we acquire new technologies, we may not be able to implement them as effectively as other companies with more experience with those new technologies.

        Ability to Continue as a Going Concern.    As a result of our financial condition, our independent auditor included an explanatory paragraph in its report on our financial statements for the period ended December 31, 2001, with respect to our ability to continue as a going concern. Our ability to continue in the normal course of business is dependent upon its access to additional capital and the success of future operations. Uncertainties as to these matters raised substantial doubt about our ability to continue as a going concern at the date of such report.

        Marketing Risks.    Although we expect to market a variety of telecommunications services to customers and prospective customers there can be no assurance that we will be able to attract and retain new customers or retain and sell additional services to existing customers.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions about the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of our financial statements. While we believe our estimates are appropriate, actual results can, and often do, differ from those estimates.

        Our critical accounting policies are discussed below. Each of these areas involves complex situations and a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements.

        Revenue Recognition.    We recognize revenue in accordance with all applicable generally accepted accounting principles including SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. The application of SAB 101 requires management's judgment on the amount and timing of revenue recognition. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        The assessment of collectibilty is particularly critical in determining whether or not revenue should be recognized. A portion of our revenue is for reciprocal compensation generated by calls placed to Internet service providers who are our customers. In addition, a portion of our revenue is access charge revenue for connecting our voice service customers to their selected long distance carriers for outbound calls or for delivering inbound long distance traffic to our voice service customers. Our ability to earn local reciprocal compensation revenues and access revenues is the subject of numerous regulatory and legal challenges. Until these issues are ultimately resolved, our policy is to recognize these revenues only when realization is reasonably assured.

        Accounts Receivable.    A considerable amount of judgment is required in assessing the ultimate realization of our accounts receivable. We evaluate the collectibility of our accounts receivable based on a combination of factors. We recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. In circumstances where we are aware of a specific customer's or carrier's inability to meet its financial obligations to us, we record a specific allowance against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected. If the financial condition of our customers or carriers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

        Goodwill and Intangibles.    We had significant intangible assets related to goodwill and other acquired intangibles. (See note 5 in Notes to Consolidated Financial Statements.) The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment by management. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment are based on market conditions, legal factors and operational performance of our acquired businesses. Future events could cause us to conclude that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a significant impact on our financial condition and results of operations.

        Network Expenses.    The recognition of network expense and the related liabilities for network expense requires certain estimates and assumptions to be made by management. Our accruals for unbilled leased network facilities, network access charges, and equipment co-location charges are based on circuit counts, estimated usage, and active co-location sites. Additionally, our accrual includes charges invoiced by carriers which are probable network expenses but have not yet been paid due to rate or volume disputes with other carriers. Should changes in conditions or facts cause us to revise our estimates, our financial condition and results of operations could be significantly impacted.

        Other Matters.    We do not have any of the following:

  •
  Off-balance sheet financial arrangements

  •
  Trading activities that include non-exchange traded contracts accounted for at fair value

  •
  Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed below.

New Accounting Pronouncements

        We continually monitor and revise our accounting policies as developments occur. The following recently issued accounting pronouncements may impact the future presentation of our financial condition and results of operations.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. We adopted SAB 101 in 2000. The adoption of SAB 101 did not have a material effect on our results of operations.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. Adoption of this statement is required for all business combinations consummated after June 30, 2001. All of our prior business combinations have been accounted for under the purchase method of accounting. Therefore, management does not believe the adoption of this statement will have a material impact on our business acquisition model or our results of operations.

        In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement will (1) require that goodwill balances no longer be amortized but rather assessed for impairment at least annually and (2) expand the classifications of other intangible assets, as well as the expected useful lives of these assets. Adoption of this statement is required as of January 1, 2002, as well as for all purchase business combinations initiated after June 30, 2001. We are currently assessing the provisions of this statement and currently do not believe that such provisions, other than the non-amortization of goodwill and reclassification of certain non-qualifying intangibles to goodwill, will have a material impact on our financial position. (See note 5 in Notes to Consolidated Financial Statement.)

        In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not believe that our adoption of this statement will have a material effect on our financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of this statement is required for fiscal years beginning after December 15, 2001. We do not believe that our adoption of this statement will have a material effect on our financial position or results of operations.

Certain Related Party Transactions

        See Item 12 of this Annual Report on Form 10-KSB

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements and notes thereto are included elsewhere in this Annual Report on Form 10-K as follows:

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        A.    Identification of Directors and Executive Officers.    The directors and officers of CCC GlobalCom, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Director Since	Expiration of Term	Position with CCC GlobalCom
Z. A. Hakim	46	Jun 2000	Jun 2002	Chairman of the Board/Chief Executive Officer/Director
Paul E. Licata	52	Jun 2000	Jun 2002	Vice Chairman of the Board/President/Director
Robert W. Livingston	55	N/A	N/A	Chief Operating Officer/Executive Vice President
Stephen A. Garcia	43	N/A	N/A	Chief Financial Officer/Senior Vice President
James H. Miller	42	N/A	N/A	Secretary

        Z. A. Hakim.    Mr. Hakim has been Chief Executive Officer, Director and Chairman of the Board of CCC GlobalCom since June 2000. From August 1999 to June 2000 Mr. Hakim was Chief Executive Officer, Director and Chairman of the Board of CCC GlobalCom Corp. a privately held company. In June 2000 CCC GlobalCom Corp. entered into a reverse merger with Emerald Capital Investments, Inc. and became a publicly traded company. Mr. Hakim, as an engineer, businessman and corporate executive has extensive global expertise in the telecommunication arena, through individual and joint ventures has established Internet, Private Line and Cellular Phone companies in several countries around the world and telecommunications presence in Venezuela, Ecuador, Peru, Antigua/Barbuda, Anguila, Ivory Coast and in Benin, Africa. Mr. Hakim has served as petroleum and telecommunications advisor to the government of Grenada, Ukraine, Benin and Ecuador. Mr. Hakim served as the Chairman of CCOM of Venezuela and Peru and as President for POINTECOM for the International, Central and South American markets. Most recently Mr. Hakim served as Chief Executive Officer of Commodity Customer Corporation, a consulting firm, including implementation of telecommunication networks in America. Mr. Hakim holds a BS in Electrical Engineering from Florida Institute of Technology.

        Paul E. Licata.    Mr. Licata has been President, Director and Vice Chairman of the Board of CCC GlobalCom since June 2000. From August 1999 to June 2000 Mr. Licata was President and Director of CCC GlobalCom a privately held company. Mr. Licata has practiced law in Houston, Texas for the past 26 years. His practice has included business and corporate law matters as well as litigation. He earned his undergraduate degree from the University of Texas and his law degree from the University of Houston. During his legal career, Mr. Licata has represented various corporations, both foreign and domestic and has headed foreign companies' investments into the U.S. real estate market. Mr. Licata has also been instrumental in U.S. companies obtaining licenses to do telecommunications business in South America. Mr. Licata is licensed in the Supreme Court of Texas, all federal courts in Texas, including the Court of Appeals, and licensed in the Supreme Court of the United States.

        Robert W. Livingston.    Mr. Livingston has served as the Chief Operating Officer and Executive Vice President of CCC GlobalCom since November 2001. In addition Mr. Livingston has served as the Chief Executive Officer of Ciera from December 1998. Mr. Livingston formed Ciera in December 1998, which was acquired by CCC GlobalCom in June 2000. Mr. Livingston has been a Director of Ciera since its inception in December 1998. From 1997 to 1998 he was Chief Operating Officer of Wireless Communications Technology, Inc. a cellular telephone operator in Africa. From 1996 to 1997, he was a Vice President of GST Telecommunications, a publicly traded telecommunications company. From 1987 to 1995, he was CEO of Texas-Ohio Communications a switchless reseller of long distance telephone service. Mr. Livingston holds a BBA. in Accounting and Finance from Sam Houston State University.

        Stephen A. Garcia.    Mr. Garcia has served as the Chief Financial Officer and Senior Vice President of CCC GlobalCom since December 2001. Mr. Garcia served as the Chief Financial Officer of Incomnet Communications Corp. from 1999 through November 2001, which assets were acquired by CCC GlobalCom in November 2001. Mr. Garcia held the positions of Corporate Controller and Assistant Controller at Incomnet from 1997 through 1999. Mr. Garcia served as the Controller at Melles Griot from 1992 to 1997 Mr. Garcia was with Deloitte & Touche's audit practice from 1987 to 1992. Mr. Garcia is a certified public accountant. He holds a BS in Accounting from the University of Southern California.

        James H. Miller.    Mr. Miller has served as Corporate General Counsel since April 2001 and Secretary of CCC GlobalCom since September 2001. Mr. Miller was the Senior Litigation Counsel of Equalnet since April 2000, the assets of which were acquired by CCC GlobalCom in April 2001. Prior to joining Equalnet, Mr. Miller was in private law practice from 1994 through 2001, was with Miller & Verbil from 1993-1994 and with Baker & Botts from 1985-1991. Mr. Miller has a Masters in Environmental Engineering from Rice University, holds a BS in Mechanical Engineering from Texas A&M University and a Juris Doctorate from the University of Texas.

        B.    Significant Employees.

        Edward Ward, 42, has served as Senior Vice President, Sales of CCC GlobalCom since December 2001. Mr. Ward served as Vice President of Sales for Incomnet from September 2001. From January 2001 to August 2001 he was the Vice President of Sales at Metricom/Ricochet. From 1996 to 2001 he was a National Director with AT&T Wireless. Mr. Ward holds an MBA in Systems Management from the University of Southern California, Los Angeles and a BS in Telecommunications, California State University, Fullerton.

        Russell Riley, Jr., 52, has served as Vice President, Information Technology of CCC GlobalCom since April 2001 when CCC GlobalCom acquired the assets of Equalnet. From 1994 to 2001 Mr. Riley held various positions with Equalnet, from programming to application development. Before joining Equalnet, Mr. Riley held various positions in accounting, finance and the IT department from 1972 through 1990 managing project cost and implementing software systems to manage large construction projects for WR Grace, FMC and other Fortune 500 companies. Mr. Riley holds an AAS-MIS degree from San Jacinto College, Houston, Texas.

        Gary Pentecost, 54, has served as the Director of Mergers and Acquisitions of CCC GlobalCom since September 2000. Prior to joining CCC GlobalCom, Mr. Pentecost served in successive roles with GST Telecom including Director of Acquisitions and Mergers, Regional Vice President, and President of GST Net from 1995 to 1998. Mr. Pentecost joined GST Telecom through its acquisition of Texas-Ohio Communications, where Mr. Pentecost served as Chief Executive Officer from 1991 to 1995. Mr. Pentecost holds a BA in Business Administration from the University of Houston, Texas.

        C.    Family Relationships.    There are no family relationships among CCC GlobalCom's officers and directors.

        D.    Other Involvement in Certain Legal Proceedings.

        Mr. Stephen A. Garcia was Vice President, Finance and Chief Financial Officer of Incomnet Communications Corp. On September 2, 1999, Incomnet, Inc. and its wholly owned subsidiary Incomnet Communications Corporation jointly filed voluntary petitions for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Santa Ana Division. Incomnet Communications Corporation filed a Debtors' Third Amended Joint Chapter 11 Plan of Reorganization (the "Plan") with the Court that was subsequently confirmed in May 2000. Under the Plan, Incomnet Communications Corporation received a discharge from the Court and continued to operate its business until it sold substantially all of its assets to CCC GlobalCom on November 30, 2001 and ceased operations, and Incomnet, Inc.'s petition was converted to Chapter 7 of Federal Bankruptcy Code.

        Mr. James H. Miller was the Senior Litigation Counsel of Equalnet. On August 9, 2000 Equalnet Communications Corp. and its wholly owned subsidiaries filed a voluntary petition for relief under chapter 11, title 11, of the United States Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. A plan of reorganization was not approved by the Court. Equalnet sold substantially all of its assets to CCC GlobalCom in April 2001 and ceased operations.

        There have been no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

        Compliance with Section 16(a). CCC GlobalCom is not a reporting company under either Section 12(b) or Section 12(g) of the Securities and Exchange Act of 1934 and accordingly, is not subject to Section 16(a) of such Act.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Summary

        The following table sets forth a summary of all compensation during the last three fiscal years for (1) CCC GlobalCom's Chief Executive Officer, and (2) the executive officers of CCC GlobalCom whose aggregate annual salary and bonus exceed $100,000 for the year ended December 31, 2001 or 2000 (the "named executive officers").

Name and Principal Position	Year ended Dec. 31,	Annual salary		Bonus		Other annual comp	Restricted stock award(s)	Securities underlying options /SARs	All other comp	Note
Z. A. Hakim Chief Executive Officer and Chairman of the Board	2001 2000	$ $	250,000 145,833				$21,000	600,000		(1)
Paul E. Licata President and Vice Chairman of the Board	2001 2000	$ $	192,000 109,169				$21,000	600,000		(1)
Robert W. Livingston President of Ciera, Chief Operating Officer and Executive Vice President	2001 2000	$ $	120,000 120,000	$ $	3,000 25,000	$25,024		750,000		(2 (4	) )
Gary A. Allcorn Chief Financial Officer	2001 2000	$ $	126,731 20,923			$14,616			$30,000	(3)

(1)
Mr. Hakim and Mr. Licata were each awarded 600,000 shares of restricted common stock, under terms of an Escrow Agreement that was fulfilled November 30, 2001 when the Company purchased the assets of Incomnet Communications Corp. These shares have been valued at $0.035 per share based upon an independent appraisal report.

(2)
In August 2001, CCC GlobalCom entered into a Settlement and Release Agreement with Mr. Livingston and Mr. James H. Jarrett, a former officer of CCC GlobalCom, to settle and resolve differences related to the Ciera Purchase executed on May 3, 2000. The Company agreed to issue 400,000 shares of CCC GlobalCom stock to each officer. Those shares have been valued at $0.035 per share based upon an independent appraisal report. The stock has not been issued as of the date of filing of this Form 10K-SB. The Company accrued a total of $28,000 in expense during 2001 related to these shares, and $14,000 has been included in Other Annual Compensation in the Summary Compensation Table for Mr. Livingston. In addition, CCC GlobalCom reimbursed the officers for professional fees of approximately $4,000 each that the officers incurred to have a review of the documents performed, which is also included in Other Annual Compensation for Mr. Livingston.

(3)
Mr. Allcorn received a $20,000 severance payment in November 2001 and a $10,000 severance payment in January 2002.

(4)
Under provisions of the June 2000 employment agreement with Mr. Livingston, he was initially to be granted 500,000 shares of stock upon joining the company that would vest over five years and an option to purchase 250,000 shares of stock at a price of $3.75 per share that would also vest over five years. The employment agreement was amended in 2001 and the sign on shares were replaced by 500,000 options to purchase company stock at a price of $3.50 per share, that vest over five years from employment date. The options expire June 2005. Mr. Livingston is vested in 150,000 options at the current date. No options have been exercised by Mr. Livingston. See

  Employment Agreement disclosure below for more information. All options granted were outside the 2001 Stock Incentive Plan discussed below.

Stock Option/SARs Granted

        The following table sets forth the stock option grants that have been awarded to executive officers of CCC GlobalCom.

Name	Number of securities underlying options/SARgranted	Percent of total options/SARs granted to employees	Exercise or base price ($/share)	Expiration Date	Notes
Robert W. Livingston	500,000	63%	$3.50	8/9/05	(1)
Robert W. Livingston	250,000	50%	$3.75	6/1/05	(1)
James H. Jarrett	60,000	38%	$3.50	8/9/05	(2)
James H. Jarrett	50,000	50%	$3.75	6/1/05	(2)

(1)
Under provisions of the June 2000 employment agreement with Mr. Jarrett, he was initially to be granted 300,000 shares of stock upon joining CCC GlobalCom that would vest over five years and an option to purchase 250,000 shares of stock at a price of $3.75 per share that would also vest over five years. The employment agreement was amended in 2001 and the sign on shares were replaced by 300,000 options to purchase our stock at a price of $3.50 per share, that vest over five years from employment date. The options expire between June and August 2005. Mr. Jarrett vested in 60,000 and 50,000 options, respectively, by the time his employment with CCC GlobalCom was terminated. No options have been exercised by Mr. Jarrett. See Employment Agreement disclosure below for more information. All options granted were outside the 2001 Stock Incentive Plan discussed below.

Aggregate Option Exercises and Number/Value of Unexercised Options:

        No options were exercised during 2001. The total vested options for Mr. Livingston and Mr. Jarrett at December 31, 2001 is 260,000.

Compensation of Directors

        CCC GlobalCom has no non-employee directors. Its employee directors received no additional compensation for serving as directors of CCC GlobalCom.

Employment Agreements

        In February 2001, CCC GlobalCom entered into employment agreements with Mr. Hakim and Mr. Licata that expire February 16, 2005. The agreements are automatically extended each year for an additional year, unless either party gives written notice 60 days in advance of the anniversary date. The agreement provides the officer/director with an annual base salary of $250,000 and $192,000, respectively, business expense reimbursement, certain employee benefits or equivalent compensation, vacation and paid holidays, office space and eligibility for: 1) 500,000 sign on shares 2) bonuses; 3) other benefit programs which may be offered by CCC GlobalCom to its employees; 4) a lump sum termination payment of 300% of the officer/director's gross income for the year preceding termination. In the event the officer/director is terminated for other than cause, the officer/director will be entitled to receive all or part of the items noted above; including a bonus, if paid in the year preceding termination, for the remaining term of the agreement as if employment had not terminated. The agreement must be assigned to acquiring or successor entities and termination of the officer/director must be approved by a majority of the directors of the Company.

        In June 2000, the Company entered into employment agreements with Mr. Livingston and Mr. Jarrett. The agreements have five-year terms and expire June 1, 2005. Each year the agreements will be renewed for one year on June 1 unless either party gives written notification at least three months prior to the anniversary date. The agreements provide the officers with an annual base salary of $120,000 and $96,000, respectively; a bonus of 1% of revenues (which was eliminated in 2001), participation in a stock option plan; 1,300,000 options to purchase shares of CCC GlobalCom common stock (800,000 options have a strike price of $3.50 and 500,000 options have a strike price of $3.75 per share, these options expire June 2005), the options vest ratably over five years on the anniversary date of the agreements. If the officers' employment is terminated for reasons other than cause, the stock options will vest immediately and a severance payment equal to the balance of the employment agreement contract. Mr. Jarrett terminated employment with the Company in September 2001 and had an additional provision in his agreement that called for reimbursement for a housing/travel allowance up to $24,000 per year. This former officer informed the Company that he reserved the right to exercise options as detailed in the employment agreement. All options granted were outside of the 2001 Stock Incentive Plan discussed below.

2001 Stock Incentive Plan

        On June 22, 2001, the shareholders approved CCC GlobalCom's 2001 Stock Incentive Plan (the "2001 Plan") which provides for the issuance of a maximum 4,000,000 shares of common stock pursuant to the exercise of options granted under the 2001 Plan or pursuant to stock awards granted under the 2001 Plan. The Options granted under the 2001 Plan may be Incentive Stock Options pursuant to Section 422 of the Internal Revenue Code of 1986 ("ISO's") or Non-Qualified Stock Options ("NSO's"). The Board of Directors administers the Plan. The Option price and terms is to be set for each Option by the Committee administering the Plan. NSO options granted under the Plan may have a term not exceeding ten years. ISO options granted under the Plan may have a term not exceeding five years. The Committee may grant options to employees (including officers and directors, or consultants. No options to purchase shares of stock have been granted under the 2001 Plan.

Long-term Incentive Plan Awards

        Other than its 2001 Stock Incentive Plan, we do not maintain any long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        a.    The following table sets forth a summary of security ownership of certain beneficial owners. Any person (including any "group") that is known to be the beneficial owner of more than five percent of CCC GlobalCom's common stock as of March 31, 2002.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
Z. A. Hakim(2) 1114 Dominion Drive, Katy, TX	16,100,000	45%
Paul E. Licata(3) 10802 Hunters Forest, Houston TX	2,300,000	6%
Doug Morris(4) 2800 E Wild Mare Way, Heber City UT	3,199,836	9%
CCC COMMUNICATIONS LTD(5) 1114 Dominion Drive, Katy, TX	3,000,000	8%
AMT TRADING INC(5) 1114 Dominion Drive, Katy, TX	7,600,000	21%

(1)
Excludes shares, which may be acquired through the exercise of stock options. See Employment Agreement section in Item 10.

(2)
Mr. Hakim is the owner of 5,500,000 shares. A total of 7,600,000 shares are owned by AMT Trading Inc. and 3,000,000 shares are owned by CCC Communications LTD. Both entities are affiliates of Mr. Hakim.

(3)
A total of 1,300,000 of these shares are owned by Paul Licata, P.C. and 1,000,000 of these shares are owned by 1999 DC Trust both of which are affiliates of Mr. Licata.

(4)
Mr. Morris is the owner of 13,312 shares. A total of 1,403,593 shares are owned by Ensign Resources, 1,443,765 shares are owned by Hyacinth Resources Inc. and 339,166 shares are owned by H&M Capital Investment Inc.. These entities are affiliates of Mr. Morris.

(5)
These shares are included in the shares attributed to Mr. Hakim, see note 2.

        b.    The following table details the security ownership of management of CCC GlobalCom as of March 31, 2002, beneficially owned by all directors and each of the named executives and directors and executive officers as a group.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
Z. A. Hakim 1114 Dominion Drive, Katy, TX	16,100,000	45%
Paul E. Licata 10802 Hunters Forest, Houston TX	2,300,000	6%
Robert W. Livingston 3930 Bolivia, Pasadena, TX	857,973	2%
Stephen A. Garcia 9839 La Arena Circle, Fountain Valley, CA	—	—
James H. Miller 3032 Nottingham, Houston TX	—	—
Directors and Executive Officers	19,257,973	54%

(1)
See notes to the first table for details of the beneficial ownership of Mr. Hakim and Mr. Licata.

(2)
Mr. Livingston's beneficial ownership includes 150,000 shares which may be acquired pursuant to stock options which are currently exercisable.

        c.    Changes in Control. No changes in control of CCC GlobalCom are currently contemplated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Employment Agreements—CCC GlobalCom Officers

        In February 2001, CCC GlobalCom entered into employment agreements with two members of executive management; who are officers, directors and shareholders; that expire February 16, 2005. The agreements are automatically extended each year for an additional year, unless either party gives written notice 60 days in advance of the anniversary date. The agreement provides the officer/director with an annual base salary, business expense reimbursement, certain employee benefits or equivalent compensation, vacation and paid holidays, office space and eligibility for: 1) 500,000 sign on shares 2) bonuses; 3) other benefit programs which may be offered by CCC GlobalCom to its employees; 4) a lump sum termination payment of 300% of the officer/director's gross income for the year preceding termination. In the event the officer/director is terminated for other than cause, the officer/director will be entitled to receive all or part of the items noted above; including a bonus, if paid in the year preceding termination, for the remaining term of the agreement as if employment had not terminated. The agreement must be assigned to acquiring or successor entities and termination of the officer/director must be approved by a majority of the directors of CCC GlobalCom.

Stock bonus to officers

        On August 31, 2001, CCC GlobalCom granted to two officer/directors a stock bonus of 600,000 shares each under terms of an Escrow Agreement that was fulfilled November 30, 2001 when CCC GlobalCom purchased the assets of Incomnet. These shares have been valued at price of $0.035 per share based upon an independent appraisal and related compensation expense of $42,000 has been recorded in our 2001 results.

Employment Agreements—Ciera Officers

        In June 2000, CCC GlobalCom entered into employment agreements with two officers of Ciera Network Systems. The agreements have five-year terms and expire June 1, 2005. Each year the agreements will be renewed for one year on June 1 unless either party gives written notification at least three months prior to the anniversary date. The agreements provide the officers with an annual base salary; participation in a stock option plan; 1,300,000 options to purchase shares of CCC GlobalCom common stock (800,000 options have a strike price of $3.50 per share and 500,000 options have a strike price of $3.75 per share, these options expire June 2005), the options vest ratably over five years on the anniversary date of the agreements. If the officers' employment is terminated for reasons other than cause, the stock options will vest immediately and a severance payment equal to the balance of the employment agreement contract is due. One officer who was a party to this employment agreement terminated employment in September 2001 and had an additional provision in his agreement that called for reimbursement for a housing/travel allowance up to $24,000 per year, $12,000 was paid in 2001. This former officer had vested in 110,000 options at the time of his departure from CCC GlobalCom. No options that have vested under these employment agreements have been exercised by the employees.

Settlement and Release Agreement

        In August 2001 CCC GlobalCom entered into a Settlement and Release Agreement with the two officers of Ciera to settle and resolve differences related to the Ciera Purchase executed on May 3, 2000. CCC GlobalCom agreed to issue 400,000 shares of CCC GlobalCom stock to each officer that have not been issued as of December 31, 2001. CCC GlobalCom recorded $28,000 in expense during 2001 related to these shares based upon an independent appraisal. In addition, CCC GlobalCom reimbursed the officers for professional fees of approximately $8,000 that they incurred to have a review of the documents performed.

Services provided by affiliate of an officer

        In June 2001 CCC GlobalCom paid $26,000 to a professional services firm that is managed by an officer/director. The fees were related to services provided in conjunction with the June 2000 merger of Emerald and CCC GlobalCom.

Consulting agreement with shareholder

        In January 2001, CCC GlobalCom entered into a consulting agreement with a company that is a shareholder and an affiliate of a current shareholder and a former director. This agreement engaged the consultant to assist CCC GlobalCom with shareholder relations, financial public relations, review of CCC GlobalCom's business plan, introductions to lending institutions and securities brokers, and assisting the Company in evaluating and structuring potential mergers or acquisitions. The term of the agreement expired January 9, 2002 and CCC GlobalCom compensated the consulting firm $90,000 during 2001 for services performed under this agreement. The agreement included a covenant not to compete provision that extended through January 2004 that restricts the consultant from engaging in a business that competes with CCC GlobalCom.

Stock grants for services provided by shareholders

        CCC GlobalCom entered into consulting agreements with a company that is a shareholder and an affiliate of a former director and an individual that is a shareholder. The agreements called for consulting to be provided to CCC GlobalCom in exchange for stock. CCC GlobalCom will issue 112,768 shares of common stock in 2002 for services performed under these consulting agreements. The Company recorded consulting expense of approximately $366,000 in 2001 related to these agreements.

Item 13. Exhibits, and Reports on Form 8-K.

Exhibit Number	Document Description
3.1	Articles of Incorporation—incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-30365-C).
3.2	Bylaws—incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No. 33-30365C).
10.1	CCC GlobalCom Corporation 2001 Stock Incentive Plan—incorporated herein by reference to Exhibit 10.2 on Form 10QSB Filed on August 10, 2001 (SEC File No. 33-30365-C).
10.2	Employment Agreement between CCC GlobalCom Corporation and Z. A. Hakim—incorporated herein by reference to Exhibits 10.1, 10.2, 10.4, and 10.6 on Form 10KSB Filed on April 3, 2000 (SEC File No. 33-30365-C).
10.3	Employment Agreement between CCC GlobalCom Corporation and Paul E. Licata—incorporated herein by reference to Exhibit 10.3 on Form 10KSB Filed on April 3, 2000 (SEC File No. 33-30365-C).
10.4	Employment Agreement between CCC GlobalCom Corporation and Robert W. Livingston dated June 1, 2000.
10.5	Employment Agreement between CCC GlobalCom Corporation and James H. Jarrett dated June 1, 2000.
10.6	First Amendment to Amended and Restated Loan and Security Agreement and Acknowledgement of Consent to Asset Purchase
10.7	Collateral Subordination Agreement between Ironwood Telecom LLC and RFC Capital Corporation, dated November 30, 2001
10.8	Addendum for Asynchronous Transfer Mode (ATM) Service between Ciera Network Systems, Inc. and WorldCom Network Services, Inc. (MCI WorldCom) dated May 8, 2000. Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.
10.9	Carrier Service Agreement between Ciera Network Systems and Global Crossing Bandwidth, Inc. Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.
10.10	Network Resale Services Agreement between Ciera Network Systems, Inc and Alliance Group Services, Inc dated March 6, 2001. Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.
10.11	Amendment Number 2 to Wholesale Services Agreement between Ciera Network Systems, Inc. and Qwest Communications Corporation dated May 11, 2001. Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.
10.12	Warrant to purchase 250,000 Shares of Common Stock of CCC GlobalCom Corporation by RFC Capital Corporation. Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

10.13	Cooperation Agreement between PT. Telekomunikasi Indonesia, PLC and CCC GlobalCom Corporation concerning VoIP Traffic Distribution and Marketing of VoIP Global dated March 18, 2002. Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.
10.14	Standard Lease between The Carter Family Investments Partnership, L.P. and CCC GlobalCom (formerly NTC) dated April 18, 1997.
10.15	Amendments to Lease between The Carter Family Investments Partnership, L.P. and CCC GlobalCom (formerly NTC).
10.16	License Agreement between COLO 6, LLC and Ciera Network Systems, Inc dated February 1, 2002. Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.
21.1	Subsidiaries of Registrant.

Reports on Form 8-K:

(1)
Current Report on Form 8-K, filed on December 18, 2001, reporting under Item 2. Acquisition or Disposition of Assets announced that on November 30, 2001, CCC GlobalCom Corporation, through it's wholly-owned subsidiary, Ciera Network Systems, Inc., acquired substantially all of the assets of Incomnet Communications Corp ("Incomnet").

(2)
Current Report on Form 8-KA, filed on December 6, 2001, reporting under Item 2. Acquisition or Disposition of Assets announced that on September 11, 2001, CCC GlobalCom Corporation, through it's wholly-owned subsidiary, Ciera Network Systems, Inc., acquired substantially all of the assets of Omniplex Communications Group, LLC ("Omniplex").

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCC GLOBALCOM CORPORATION.
Date: April 15, 2002	By	/s/ Z. A. HAKIM Z. A. Hakim, CEO Principal Executive Officer
Date: April 15, 2002	By	/s/ STEPHEN A. GARCIA Stephen A. Garcia, CFO Principal Financial Officer

        In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of CCC GlobalCom and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Z. A. HAKIM Z. A. Hakim	CEO/Director	April 15, 2002
/s/ PAUL E. LICATA Paul E. Licata	President/Director	April 15, 2002

CCC GLOBALCOM CORPORATION

Consolidated Financial Statements

December 31, 2001 and 2000

CCC GLOBALCOM CORPORATION

Index to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
CCC GlobalCom Corporation and Subsidiaries

        We have audited the consolidated balance sheet of CCC GlobalCom Corporation and Subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCC GlobalCom Corporation and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      TANNER + CO.

Salt Lake City, Utah
March 12, 2002
except for Note 17 which
is dated March 18, 2002

CCC GLOBALCOM CORPORATION

Consolidated Balance Sheet

December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$742,761
Restricted cash	410,331
Accounts receivable, net of allowance for doubtful accounts of $2,381,125	5,318,586
Prepaid expenses	628,597

Total current assets	7,100,275
Property and equipment, net	6,038,393
Intangibles, net	2,737,373
Other	323,783

$16,199,824

Liabilities and Stockholders' Deficit
Current liabilities:
Line of credit (note 6)	$18,235,186
Accounts payable	6,019,341
Accrued compensation and other	613,199
Current portion of long-term debt	1,216,792
Excise taxes payable	1,242,738
Accrued expenses	1,054,171
Deferred income	286,882

Total current liabilities	28,668,309
Long-term debt	569,384

Total liabilities	29,237,693

Commitments and contingencies
Stockholders' deficit:
Common stock, $.001 par value, authorized 100,000,000 shares; issued and outstanding 34,926,150 shares	34,926
Additional paid-in capital	8,234,947
Accumulated deficit	(21,307,742)

Total stockholders' deficit	(13,037,869)

$16,199,824

See accompanying notes to consolidated financial statements.

CCC GLOBALCOM CORPORATION

Consolidated Statement of Operations

	Years Ended December 31,
	2001	2000
Net sales	$11,942,795	$1,827,364
Cost of services	(8,289,551)	(1,425,260)
Selling, general and administrative expenses	(12,124,613)	(2,090,071)
Depreciation and amortization expense	(2,592,537)	(128,934)

Loss from operations	(11,063,906)	(1,816,901)

Other income (expense):
Interest income	8,889	15,956
Interest expense	(834,187)	(384)
Impairment loss	(6,896,170)	—
Other, net	(4,993)	11,762

	(7,726,461)	27,334

Loss before benefit for income taxes	(18,790,367)	(1,789,567)
Income taxes	—	—

Net loss	$(18,790,367)	$(1,789,567)

Loss per share—basic and diluted	$(.57)	$(.06)

Weighted average shares—basic and diluted	32,999,123	31,384,000

See accompanying notes to consolidated financial statements.

CCC GLOBALCOM CORPORATION

Consolidated Statement of Changes in Stockholders' Deficit

Years Ended December 31, 2001 and 2000

	Common Stock
			Additional Paid in Capital	Accumulated Deficit	Stockholders' Deficit
	Shares	Amount
Balance, January 1, 2000	3,399,575	$3,400	$825,600	$(727,808)	$101,192
Shares issued for cash	2,033,624	2,033	3,323,505	—	3,325,538
Contribution of capital	—	—	10,000	—	10,000
Acquisition of Emerald Capital Investments, Inc. (note 1)	26,892,511	26,893	(26,097)	—	796
Net loss	—	—	—	(1,789,567)	(1,789,567)

Balance, December 31, 2000	32,325,710	32,326	4,133,008	(2,517,375)	1,647,959
Shares issued for cash	795,293	795	2,330,911	—	2,331,706
Stock issued for services	460,127	460	1,165,308	—	1,165,768
Stock bonus awarded to officers/directors	1,200,000	1,200	40,800	—	42,000
Stock issued to acquire Incomnet (note 3)	125,000	125	499,875	—	500,000
Stock bonus awarded to employee	20,020	20	65,045	—	65,065
Net loss	—	—	—	(18,790,367)	(18,790,367)

Balance, December 31, 2001	34,926,150	$34,926	$8,234,947	$(21,307,742)	$(13,037,869)

See accompanying notes to consolidated financial statements.

CCC GLOBALCOM CORPORATION

Consolidated Statement of Cash Flows

	Years Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(18,790,367)	$(1,789,567)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	2,592,537	128,934
Impairment loss	6,896,170	—
Loss on disposal of assets	4,000	1,276
Interest and fees added to line of credit	569,314	—
Stock issued for services	1,667,329	—
(Increase) decrease in:
Restricted cash	(410,331)	—
Accounts receivable	36,031	(682,524)
pre-paid expenses	(433,085)	(1,712)
Other assets	(21,346)	(10,000)
Increase (decrease) in:
Accounts payable	5,251,682	52,580
Accrued compensation and other	55,272	—
Excise taxes payable	916,767	—
Accrued expenses	586,926	14,537
Deferred income	(206,218)	172,553

Net cash used in operating activities	(1,285,319)	(2,113,923)

Cash flows from investing activities:
Capital expenditures	(952,828)	(84,568)
Proceeds from sale of fixed assets	792	—
Net cash paid in acquisitions	(557,660)	—
Purchase of intangible assets	(56,992)	(150,000)

Net cash used in investing activities	(1,566,688)	(234,568)

Cash flows from financing activities:
Payments on long-term debt	(149,931)	(6,389)
Net increase on line of credit	299,234	—
Principal borrowings on long-term debt	—	8,025
Proceeds from issuance of stock	2,331,706	3,325,538

Net cash provided by financing activities	2,481,009	3,327,174

Net (decrease) increase in cash	(370,998)	978,683
Cash, beginning of year	1,113,759	135,076

Cash, end of year	$742,761	$1,113,759

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,975	$384

Income taxes	$—	$—

See note 14 for additional supplemental disclosure.

See accompanying notes to consolidated financial statements.

CCC GLOBALCOM CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

1.    Organization Significant Accounting Policies

Organization

        CCC GlobalCom Corporation, a Nevada corporation ("CCC GlobalCom" or the "Company"), was named Emerald Capital Investments, Inc prior to June 12, 2000. On June 9, 2000, the Company commenced operations in the telecommunications industry though the acquisition of CCC GlobalCom, Corp., a Texas corporation ("CCC Texas"). CCC Texas was formed in 1999 and conducted no operations except for the acquisition of Ciera Network Systems, Inc. ("Ciera") in June 2000.

        The Company's acquisition of CCC Texas, and as a result of such acquisition, the acquisition of Ciera, is accounted for as a reverse merger. Accordingly, for accounting purposes, Ciera is deemed to be the survivor of the CCC Texas/Ciera merger and as such the financial statements presented are those of the operations of Ciera.

        Separate operations of Emerald Capital Investments, Inc. are not presented, as the amounts are not significant.

        Substantially all of the Company's operations are conducted by Ciera.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ciera Network Systems, Inc. and CCC Globaltel de Colombia, SA ("Globaltel").

        Globaltel was organized under the laws of Colombia, to operate franchise stores and calling centers for people who do not have personal telephone service. CCC GlobalCom owns approximately 95 percent of the outstanding common stock of Globaltel. Globaltel's revenues for 2001 were approximately $128,000 and its loss from operations was approximately $80,000. It has a working capital deficit of approximately $32,000 as of December 31, 2001.

        The acquisitions of Equalnet, Omniplex, and Incomnet are included in the consolidated operations of the Company since their date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

Restricted Cash

        Restricted cash represents deposits in lockboxes setup for the benefit of RFC Capital Corp. that have not been swept at month-end in the amount of $181,310 and deposits to secure letters of credit issued for the benefit of vendors in the amount of $229,021 as of December 31, 2001.

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

Intangible Assets

        Intangibles represent goodwill, organization costs and acquired customer accounts. Intangibles are amortized on a straight-line basis over three years. The Company assesses recoverability of intangible assets by determining whether the amortization of the intangible balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. During 2001, the Company determined that goodwill was impaired. (See note 5.)

Revenue Recognition

        Revenues are derived primarily from sales of local and long-distance telephone services. Revenues are recorded in the month that services are provided. Deferred revenues arise primarily from pre-billing for local telephone services. These amounts are recognized over the period for which the services are provided.

Advertising

        The Company expenses the cost of advertising as incurred. For the years ended December 31, 2001 and 2000, advertising expenses totaled approximately $32,000 and $17,000, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

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

Loss Per Common Share

        The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 915,000 and 1,355,000 shares of common stock at a range of $3.50 to $5.00 per share were outstanding at December 31, 2001 and 2000 respectively, but were not included in the diluted loss per share calculation because the effects would have been anti-dilutive.

Concentration of Credit Risk and Significant Customers

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

        The Company's customer base consists primarily of telecommunications service resellers and individuals; over one third of the Company's revenues were billed to customers located in the state of Texas. Although the Company is directly affected by the well being of this industry, management does not believe significant credit risk exists at December 31, 2001.

        The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Reclassifications

        Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the current year presentation.

2.    Liquidity and Risks

        During the year ended December 31, 2001, we generated negative cash flow from operations of approximately $1,285,000. The amount of cash used in our operations is a result of the net loss incurred during the period, the timing of cash receipts from our customers, the acquisitions mentioned in note 3, service of interest, as well as activities related to payments to our vendors. We have historically operated with negative cash flows and have sought to fund those losses and deficits through the issuance of debt and the completion of private equity placements.

        During the year ended December 31, 2001, the Company acquired approximately $953,000 in equipment which was not financed through capital lease or financing arrangements. Additional cash outflows included payments of approximately $150,000 towards our capital lease obligations and notes payable.

        During 2001, we received cash proceeds, net of issuance costs, of $2,331,706 from the issuance of common stock. These funds were used to fund the acquisitions mentioned in note 3 and the related integration costs.

        In addition, we received $18,235,186 of proceeds from two $10,000,000 lines of credit with RFC Capital Corporation. Approximately $17,500,000 of these proceeds were used to fund the acquisitions of Equalnet, Omniplex and Incomnet. The remaining proceeds were used to service interest, pay professional fees and fund general operating needs.

        Altogether, our net operating, investing and financing activities during the year used approximately $371,000 in cash. Our working capital deficit at December 31, 2001 was approximately $21,568,000. This represents a decrease of approximately $22,685,000 from the working capital of $1,117,000 at December 31, 2000.

        Our current liabilities include a total of approximately $3,900,000 owed to various carriers, most of which is significantly past credit terms. In addition, our current liabilities include approximately $1,800,000 of amounts owed to various other trade vendors, some of which are also past credit terms. We currently do not have sufficient cash to bring our vendors back to current terms.

        Until we produce positive cash flows from operations, and reduce or eliminate our working capital deficit, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service our debt requirements, or to purchase equipment to be used in the growth of our business. We will need to raise additional capital to pay vendors and suppliers, to service debt requirements and purchase equipment. We do not consistently pay all of our suppliers on time, some of which are critical to our operations. These suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

        Since we have produced negative EBITDA results during 2001, we will most likely need to achieve positive EBITDA in order to obtain any significant amounts of debt funding to meet our capital expenditure and working capital needs. As such, we will need to complete additional private placements in order to raise the funds needed. Although capital markets have been difficult, the Company showed an ability to raise funds over the past twelve months. In May 2001, the Company raised, net of issuance costs, $2,331,706 through a private placement memorandum. Although we have been successful in raising funds in the past, there are no assurances that we will be able to continue to do so.

        We are in violation of certain covenants of the Amended and Restated Loan and Security Agreement with RFC Capital Corporation. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified the Company of an Event of Default under the loan and currently is in discussions with the Company regarding the possibility of restructuring the two revolving credit facilities. At December 31, 2001, and as of the date of this filing, we were in violation of the following covenants: (1) we had withdrawn the maximum amount available under the loan, and had allowed the principal of the loan to exceed the availability formula by approximately $4.5 million; (2) we are in violation of the minimum tangible net worth covenant of $3,000,000; and (3) we have allowed the current ratio to be less than 1.5:1.0.

        RFC Capital Corporation has continued to make current cash receipts available for use to satisfy our liabilities. There is no guarantee that RFC Capital will continue to do so in the future. The amount due under the revolving line of credit has been classified as a current liability in our financial statements. There can be no assurance that the Company can successfully restructure its loan agreements.

Liquidity Assessment

        In addition, we expect our network development will require funds to develop our comprehensive information technology platform to support and enhance the provisioning, billing and installation of new and existing customers and to purchase and install network equipment. We will also be required to fund our operating losses and working capital and possible expenditures associated with market expansions and potential acquisitions of businesses or assets. In addition, we will require funds to pay our current future minimum lease obligations under noncancelable operating and capital leases and future minimum commitments under long-term contractual obligations associated with maintenance and service agreements. Certain of the future minimum commitments are outlined in the notes 6, 7, 8, 11 and 12 to these consolidated financial statements.

        We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to generate positive cash flows from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

        It is the plan of management, in order to continue operations, to seek additional revenue generating activities, and to seek additional capital and borrowing infusion. There can be no assurance that management will be successful with this plan.

3.    Acquisitions

        On April 5, 2001, the Company purchased certain assets of Equalnet Communications Corporation (Equalnet), a reseller of long-distance telephone services. The agreement required the Company to pay $500,000 cash and to assume approximately $7,500,000 in debt (see note 6). The Company incurred approximately $162,000 of costs in acquiring Equalnet. The acquisition costs were primarily professional fees.

        On September 11, 2001, the Company purchased the assets of Omniplex Communications Corporation (Omniplex), a reseller of local and long-distance telephone service. The agreement required the Company to assume approximately $8,125,000 in debt (see note 6). The Company incurred acquisition costs of approximately $175,000, which were primarily professional fees for this purchase.

        On November 30, 2001, the Company purchased the assets of Incomnet Communications Corporation (Incomnet), a reseller of long-distance telephone service. The agreement required approximately $1,750,000 in cash, which was borrowed from RFC Capital, a $750,000 note payable, $500,000 in the Company's stock, and the assumption of approximately $3,029,000 of Incomnet liabilities (see note 6).

        The acquisitions were accounted for using the purchase method of accounting, and the excess of the purchase price of approximately $7,906,000 over the estimated fair value of the net assets acquired was allocated to goodwill and approximately $3,273,000 was allocated to the customer base (see note 5).

        The Company, during the fourth quarter of 2001, reallocated the purchase price of Equalnet and Omniplex acquisitions based upon the fact that not all of the receivables purchased were collected. Goodwill was increased by $1,631,569 and accounts receivable were decreased by the same amount to appropriately reflect the purchased accounts receivable that were not collected.

        The following pro forma results of operations give effect to the acquisitions of Equalnet, Omniplex, and Incomnet as if the transactions had occurred January 1, 2000:

	Years Ended December 31:
	2001	2000
Revenue	$39,500,000	$57,081,000
Cost of sales	(26,484,000)	(40,960,000)
General and administrative	(41,681,000)	(52,132,000)
Other income (expense)	(9,523,000)	(4,367,000)

Net loss	$(38,188,000)	$(40,378,000)

Net loss per share	$(1.16)	$(1.29)

4.    Property and Equipment

        Property and equipment consists of the following:

Switch equipment	$1,051,571
Computer hardware and software	2,067,571
Office equipment and other	170,605
Furniture and fixtures	404,108
Leasehold improvements	2,983,684

6,677,539
Less accumulated depreciation and amortization	(639,146)

$6,038,393

        Depreciation and amortization expense totaled $587,615 and $42,291 for the years ended December 31, 2001 and 2000, respectively.

5.    Intangibles and Impairment Loss

        Intangibles consists of the following as of December 31, 2001:

Goodwill	$8,422,611
Less impairment loss	(6,788,164)
Less accumulated amortization	(1,634,447)

Customer base	3,273,373
Less impairment loss	(84,000)
Less accumulated amortization	(452,000)

2,737,373
Organization costs	29,537
Less impairment loss	(24,006)
Less accumulated amortization	(5,531)

Intangibles, net	$2,737,373

        Amortization expense totaled $2,004,922 and $81,525 for the years ended December 31, 2001 and 2000, respectively. The Company recorded an impairment loss of approximately $84,000 in 2001 as a result of a review of the recoverability of costs of the Omniplex purchased customer base. The Company recorded an impairment loss of $6,788,164 against goodwill and an impairment loss of $24,006 against organization costs as a result of the uncertainty about its ability to recover these costs. See note 2 for further discussion about Liquidity and Risks.

6.    Line of Credit

        The Company has an Amended and Restated Loan and Security Agreement (the "Loan and Security Agreement") with RFC Capital Corporation ("RFC Capital") which provides for a revolving line of credit. The Loan and Security Agreement is comprised of two elements: The EqualNet Loan and Revolving Facility and the Omniplex Loan and Revolving Facility. Under the Loan and Security Agreement, RFC has a security interest in and lien on Ciera Network Systems, Inc. and CCC GlobalCom Corp. assets, including inventory, accounts receivable, intangibles, equipment, furniture and fixtures, trade names and marks, intellectual property, customer base, deposit accounts, and insurance proceeds.

        Under the Loan and Security Agreement the principal amount of the EqualNet Loan is not to exceed the lesser of (A) $10,000,000 and (B) the Availability Formula. As of December 31, 2001 the principal amount exceeded the availability formula by $3,357,511.

        The EqualNet Loan and Revolving Facility bears interest at prime plus 1.75% per annum (6.5% as of 12/31/01). The principal is due April 2, 2005. Interest is paid on a monthly basis, except 1.75% of the interest is deferred through April 3, 2002 and repaid in twelve monthly installments beginning April 3, 2002. At December 31, 2001 the loan was in default on a number of covenants and the balance due was $8,526,661 (see note 2).

        The Omniplex Loan and Revolving Facility bears interest at prime plus 2% per annum (6.75% as of 12/31/01). The principal is due August 31, 2005. Interest is deferred through February 28, 2002 and repaid in six monthly installments beginning March 1, 2002 with any current interest paid monthly. At December 31, 2001 the loan was in default on a number of covenants and the balance due was $9,708,525 (see note 2).

        Under the Loan and Security Agreement the principal amount of the Omniplex Loan is not to exceed the lesser of (A) $10,000,000 as reduced pursuant to the terms of the Warrant Agreement and (B) the Omniplex Borrowing Formula. As of December 31, 2001 the principal amount exceeded the availability formula by $1,093,980. See note 17 for discussion of the RFC Warrant.

7.    Long-term Debt

        Our term debt consists of the following as of December 31, 2001:

Ironwood Note Payable, with interest at 8%. The note is due May 31, 2002 with any accrued interest. Monthly payments of interest are due at month end. This note is secured by a second lien security interest in the Incomnet accounts receivable.	$750,000
Unsecured note payable for priority tax claims to various government entities with an interest rate of 8%. Payments are to be made based on a schedule confirmed in the Incomnet bankruptcy reorganization plan through December 21, 2005.	727,360
Capitalized lease obligations (note 8)	300,791
Convertible note payable to an individual with interest at 12%. The note and accrued interest is due and payable in cash or the Company's common stock at the prevailing market price stock.	8,025

Total term debt	1,786,176
Less current portion	1,216,792

Long-term Debt	$569,384

        Future maturities of long-term debt are as follows:

Years Ending December 31:
2002	$1,216,792
2003	205,704
2004	181,840
2005	181,840
2006	—

$1,786,176

8.    Capital Leases

        The Company leases certain equipment from leasing institutions under long-term lease agreements. The cost of assets under capital leases at December 31, 2001 totaled approximately $335,000. Accumulated amortization on these assets at December 31, 2001 totaled approximately $30,000.

        Minimum lease payments are as follows:

Years Ending December 31:
2002	$296,255
2003	16,063

312,318
Less amount representing interest	(11,527)

$300,791

9.    Income Taxes

        The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

	Year Ended December 31,
	2001	2000
Federal income tax benefit at statutory rate	$7,328,000	$668,000
Change in valuation allowance	(7,328,000)	(668,000)

	$—	$—

        Deferred tax assets (liabilities) at December 31, 2001 are comprised of the following:

Net operating loss carry forward	$3,804,000
Depreciation and amortization	3,116,000
Allowance for doubtful accounts	881,000
Deferred revenue	108,000
Accrued vacation	87,000

7,996,000
Valuation allowance	(7,996,000)

$—

        A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

        At December 31, 2001, the Company has approximately $10,281,000 of net operating loss carry forwards to offset future taxable income. These carry forwards begin expiring in 2020.

        In addition, due to substantial changes in the Company's ownership during 2000, amounts of the NOL carry forward that can be utilized in future periods were limited.

10.    Stock Based Compensation

        As of December 31, 2001 and 2000, the Company had 915,000 and 1,355,000 options outstanding, respectively, to purchase shares of the Company's common stock. The options are exercisable at amounts in the range of $3.50 to $5.00 and will continue to vest through June 2005. The options expire beginning at various dates through June 30, 2005.

        Changes in stock options were as follows:

	Shares Under Options	Price Range Per Share
December 31, 2001
Granted	—	$—
Expired or canceled	—	$—
Forfeited	440,000	$3.50-3.75
Exercised	—	$—
Total outstanding at December 31, 2001	915,000	$3.50-5.00
Total exercisable at December 31, 2001	315,000	$3.50-5.00
December 31, 2000
Granted	1,300,000	$3.50-3.75
Expired or canceled	—	$—
Exercised	—	$—
Total outstanding at December 31, 2000	1,355,000	$3.50-5.00
Total exercisable at December 31, 2000	55,000	$3.50-5.00

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$5.00	55,000	1	$5.00	55,000	$5.00
$3.50-3.75	860,000	3.5	$3.50	260,000	$3.67

        The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2001	2000
Net loss—as reported	$(18,790,000)	$(1,790,000)
Net loss—pro forma	$(19,118,000)	$(1,954,000)
Loss per share—as reported	$(.57)	$(.06)
Loss per share—pro forma	$(.58)	$(.07)

        The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2001	2000
Expected dividend yield	—	0
Expected price volatility	—	79%
Risk-free interest rate	—	4.50%
Expected life of options	—	5 years

        The weighted average fair value of options granted during 2001 and 2000 are $0.00 and $1.47 per share

        The Company has a Stock Option Plan (the Option Plan) which reserves 4,000,000 shares of the Company's authorized but unissued common stock for the granting of stock options.

        The Option Plan provides for the grant of incentive stock options and non-statutory stock options to employees, non-employee directors of the Company and consultants. The Option Plan is administered by the Board of Directors or a Compensation Committee, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option. At December 31, 2001, no stock options had been issued under the stock option plan. All stock options that had been issued as of December 31, 2001 were issued outside of the current stock option plan.

11.    Operating Leases

        The Company has noncancellable operating leases, primarily for its various office space and equipment. Rental expense for these operating leases for the year ended December 31, 2001 was approximately $574,000.

        Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are approximately:

Years Ending December 31,
2002	$1,222,000
2003	1,185,000
2004	1,154,000
2005	811,000
Thereafter	1,004,000

$5,376,000

12.    Commitments

Carrier Agreements

        The Company has entered, and will continue to enter, into contracts with various service providers for services, which will be resold to customers. The contracts currently in place have no material minimum commitment with the exception of Global Crossing, Qwest and MCI, which provide for a minimum commitment of $150,000, $50,000 and $50,000 per month for 12, 12 and 36 months, respectively, and have automatic renewal provisions if prior written notice of termination is not provided.

Billing Agreements

        The Company has entered into two agreements that enable us to provide call detail records and related charges to a Local Exchange Carrier and a national billing consolidator so our customers can be billed on their local phone bill for long distance charges. These agreements require the Company to purchase an annual minimum level of service of $157,500 and $99,000 and have terms of 12 and 36 months, respectively.

13.    Related Party Transactions

Employment Agreements—CCC GlobalCom Officers

        In February 2001, the Company entered into employment agreements with two members of executive management; who are officers, directors and shareholders; that expire February 16, 2005. The agreements are automatically extended each year for an additional year, unless either party gives written notice 60 days in advance of the anniversary date. The agreement provides the officer/director with an annual base salary, business expense reimbursement, certain employee benefits or equivalent compensation, vacation and paid holidays, office space and eligibility for: 1) 500,000 sign on shares 2) bonuses; 3) other benefit programs which may be offered by the Company to its employees; 4) a lump sum termination payment of 300% of the officer/director's gross income for the year preceding termination. In the event the officer/director is terminated for other than cause, the officer/director will be entitled to receive all or part of the items noted above; including a bonus, if paid in the year preceding termination, for the remaining term of the agreement as if employment had not terminated. The agreement must be assigned to acquiring or successor entities and termination of the officer/director must be approved by a majority of the directors of the Company.

Stock bonus to officers

        On August 31, 2001, the Company granted to two officer/directors a stock bonus of 600,000 shares each under terms of an Escrow Agreement that was fulfilled November 30, 2001 when the Company purchased the assets of Incomnet. These shares have been valued at price of $0.035 per share based upon an independent appraisal and related compensation expense of $42,000 has been recorded in our 2001 results.

Employment Agreements—Ciera Officers

        In June 2000, the Company entered into employment agreements with two officers of Ciera Network Systems. The agreements have five-year terms and expire June 1, 2005. Each year the agreements will be renewed for one year on June 1 unless either party gives written notification at least three months prior to the anniversary date. The agreements provide the officers with an annual base salary; participation in a stock option plan; 1,300,000 options to purchase shares of CCC GlobalCom common stock (800,000 options have a strike price of $3.50 per share and 500,000 options have a strike price of $3.75 per share, these options expire June 2005), the options vest ratably over five years on the anniversary date of the agreements. If the officers' employment is terminated for reasons other than cause, the stock options will vest immediately and a severance payment equal to the balance of the employment agreement contract is due. One officer who was a party to this employment agreement terminated employment in September 2001 and had an additional provision in his agreement that called for reimbursement for a housing/travel allowance up to $24,000 per year, $12,000 was paid in 2001. This former officer had vested in 110,000 options at the time of his departure from the Company. No options that have vested under these employment agreements have been exercised by the employees.

Settlement and Release Agreement

        In August 2001 the Company entered into a Settlement and Release Agreement with the two officers of Ciera to settle and resolve differences related to the Ciera Purchase executed on May 3, 2000. The Company agreed to issue 400,000 shares of CCC GlobalCom stock to each officer that have not been issued as of December 31, 2001. The Company recorded $28,000 in expense during 2001 related to these shares. In addition, the Company reimbursed the officers for professional fees of approximately $8,000 that they incurred to have a review of the documents performed.

Services provided by affiliate of an officer

        In June 2001 the Company paid $26,000 to a professional services firm that is managed by an officer/director. These fees were related to services provided in conjunction with the June 2000 merger of Emerald and CCC GlobalCom.

Consulting agreement with shareholder

        In January 2001, the Company entered into a consulting agreement with a company that is a shareholder and an affiliate of a current shareholder and a former director. This agreement engaged the consultant to assist the Company with shareholder relations, financial public relations, review of the Company's business plan, introductions to lending institutions and securities brokers, and assisting the Company in evaluating and structuring potential mergers or acquisitions. The term of the agreement expired January 9, 2002 and the Company compensated the consulting firm $90,000 during 2001 for services performed under this agreement. The agreement included a covenant not to compete provision that extended through January 2004 that restricts the consultant from engaging in a business that competes with the Company.

Stock grants for services provided by shareholders

        The Company entered into consulting agreements with a company that is a shareholder and an affiliate of a former director and an individual that is a shareholder. The agreements called for consulting to be provided to the Company in exchange for stock. These services were performed during 2001. The Company will issue 112,768 shares of common stock in 2002 for services performed under these consulting agreements. The Company recorded consulting expense of approximately $366,000 in 2001 related to these agreements.

14.    Supplemental Disclosure of Cash Flow Information

        During the year ended December 31, 2001, the Company:

  •
  Increased accounts payable $366,496 and accrued compensation and other by $28,000 for compensation and services performed to be paid in stock aggregating to a total of $394,496.

  •
  Acquired selected assets of Equalnet, Omniplex, and Incomnet. The transactions were recorded as follows:

	Equalnet	Omniplex	Incomnet	Total
Accounts receivable	$1,783,971	$1,681,048	$1,524,044	$4,989,063
Prepaid expense	—	—	191,067	191,067
Property and equipment	1,677,584	203,610	3,674,857	5,556,051
Other assets	—	—	287,437	287,437
Intangible assets	4,699,956	6,414,046	65,374	11,179,376
Accounts payable	—	—	(294,290)	(294,290)
Accrued liabilities	—	—	(1,245,777)	(1,245,777)
Note payable	(7,491,638)	(8,125,000)	(1,750,000)	(17,366,638)
Long-term debt	—	—	(1,918,082)	(1,918,082)
Deferred income	—	—	(320,547)	(320,547)
Common stock	—	—	(500,000)	(500,000)

Net cash received (paid) in acquisition	$(669,873)	$(173,704)	$285,917	$(557,660)

        During the year ended December 31, 2000, the Company:

  •
  Purchased all of the outstanding common stock of Emerald Capital Investments, Inc. in a reverse acquisition transaction. The Company issued shares of common stock and recorded net liabilities from the acquisition of $796.

  •
  Recorded a capital contribution of $10,000 through the extinguishment of debt.

  •
  Acquired the assets of Virtual Network Systems, which consisted primarily of a customer list, for $150,000 cash and reduced accounts receivable owed by Virtual Network System of $339,152, thereby recording goodwill in the amount of $489,152.

15.    Fair Value of Financial Instruments

        The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

16.    Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires an impairment test, at least annually, of goodwill and other intangibles determined to have an indefinite life and such assets are no longer to be amortized. SFAS No. 142 requires that an impairment test related to the carrying values of existing goodwill be completed within the first six months of 2002. Management does not believe that the adoption of this accounting standard will have a significant impact on its future results of operations and financial condition.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for the Company beginning January 1, 2003 with earlier adoption encouraged. The Company is currently evaluating the impact the standard will have on its future results of operations and financial condition.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", effective beginning January 1, 2002. SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. The Company adopted the accounting standard effective January 1, 2002, which did not have a significant impact on the Company's financial condition or results of operations.

17.    Subsequent Events

RFC Capital Warrant

        On March 7, 2002 the Company executed a Warrant to allow RFC Capital to purchase 250,000 shares of the Company's common stock at an initial price of $4.00 per share. The final exercise date under the Warrant is September 7, 2011.

        The stock issued upon exercise of the Warrant will not bear any legend restricting its transfer, except as required by law.

        There are automatic exercise provisions in the Warrant that calls for 125,000 shares at an initial purchase price of $500,000 to be exercised on March 7, 2002 and 62,500 shares to be exercised at an initial purchase price of $250,000 on March 7, 2003 and 2004. Such exercise can be affected through a reduction in the amount outstanding under the Loan and Security Agreement.

        If (i) an Event of Default has occurred under the Loan and Security Agreement or (ii) either party to the Warrant is in bankruptcy or insolvency proceedings or (iii) the outstanding balance under the Loan and Security Agreement is less than the purchase price or (iv) both parties agree to terminate the auto exercise provisions of the Warrant; then RFC Capital may choose to exercise the warrant by delivering a subscription form and cash and/or reducing the outstanding balance under the Loan and Security Agreement to the Company.

        There are anti-dilution provisions that require an adjustment to the purchase price and the number of shares issued under the warrant if the Company sells stock or grants options to an affiliate for less than $4.00 per share, unless the option grant is under a Stock Option plan and the total number of such shares do not exceed seven percent of the Company's outstanding shares on September 7, 2001.

Letter of Intent

        On February 21, 2002, the Company signed a letter agreement to purchase certain assets of a company that is currently involved in bankruptcy proceedings. The seller is a facilities-based provider of telecommunications network, converged communications services, operates a data center and co-location service business. The purchase price will be an amount not to exceed $4,500,000 as negotiated between the seller, the seller's major vendor/creditor and approved by the bankruptcy court. The purchase price is anticipated to be paid out as follows: $2,000,000 at closing and a $2,500,000 secured promissory note issued to the seller's major vendor/creditor. The Company anticipates the need to secure outside debt financing in order to complete this transaction.

Employment and Consulting Agreement

        In February 2002, the Company issued 400,000 shares to a shareholder of the Company for consulting services. In addition, the Company issued 100,000 shares to a employee as part of his employment agreement.

Indonesian Agreement

        On March 18, 2002, CCC GlobalCom entered into an agreement with PT. Telekomunikasi Indonesia, PLC to expand VoIP traffic distribution and marketing of VoIP services with Indonesia-based Probis VoIP of Persero Telekomunikasi TBK (TELKOM), (Tokyo: POWL) the principal provider of telecommunications services in Indonesia.

        Under this agreement, CCC GlobalCom will be responsible for marketing TELKOM's Indonesia-based services from the United States and other countries. These services include the termination of calls, such as phone-to-phone, fax, data, unified messaging services, Short Message Service, Email, VoiceMail and other enhanced services, as well as pre-paid calling card service, which can be sold in the United States and other countries for use in Indonesia. In addition, CCC GlobalCom will provide termination services of international traffic from Indonesia and other surrounding countries in the U.S. via its switching equipment in Los Angeles, CA.

        The general terms of the agreement are as follows: (1) A non-exclusive agreement for one year term with automatic renewal; (2) TELKOM will manage and maintain its Indonesian network; (3) CCGC will provide interconnection from the United States to Indonesia; (4) CCGC has the right to terminate traffic on the TELKOM network in Indonesia; (5) CCGC has the right to market TELKOMSave pre-paid calling card products in the United States; (6) CCGC will have the right to terminate traffic on TELKOM's network; (7) TELKOM will have the right to terminate traffic on CCGC network in the United States; and (8) CCGC and TELKOM will share revenues from traffic terminated using a predetermined formula.

QuickLinks

PART I
PART III
SIGNATURES
CCC GLOBALCOM CORPORATION Consolidated Financial Statements December 31, 2001 and 2000
CCC GLOBALCOM CORPORATION Index to Consolidated Financial Statements
INDEPENDENT AUDITORS' REPORT
CCC GLOBALCOM CORPORATION Consolidated Balance Sheet
CCC GLOBALCOM CORPORATION Consolidated Statement of Operations
CCC GLOBALCOM CORPORATION Consolidated Statement of Changes in Stockholders' Deficit Years Ended December 31, 2001 and 2000
CCC GLOBALCOM CORPORATION Consolidated Statement of Cash Flows
CCC GLOBALCOM CORPORATION Notes to Consolidated Financial Statements December 31, 2001 and 2000