Form 10QSB
period 2002-03-31
CCC GLOBALCOM CORP
filed 2002-05-15
CIK 854164

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                              ---------------------


                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 033-303365-C
                        -----------------------------------


                            CCC GLOBALCOM CORPORATION
                            -------------------------
           (Name of Small Business Issuer as specified in its charter)

        Nevada                                             36-3693936
        ------                                             ----------
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

Common Stock outstanding at April 30, 2002 - 35,163,918 shares of $.001 par value Common Stock.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE


================================================================================

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                            CCC GLOBALCOM CORPORATION


                      For the Quarter ended March 31, 2002


The following financial statements and schedules of the registrant are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                                                                       Page of
                                                                     Form 10-QSB
                                                                     -----------

Item 1.  Financial Statements:

         Consolidated Balance Sheet - March 31, 2002                       3

         Consolidated Statements of Operations--for the three
           months ended March 31, 2002 and March 31, 2001                  4

         Consolidated Statements of Cash Flows - for the three
           months ended March 31, 2002 and March 31, 2001                  5

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              14


                           PART II - OTHER INFORMATION
                           ---------------------------

                                                                        Page
                                                                        ----

Item 1.           Legal Proceedings                                       24

Item 2.           Changes in the Securities                               24

Item 3.           Defaults Upon Senior Securities                         24

Item 4.           Submission of Matters to Vote of Security Holders       24

Item 5.           Other Information                                       24

Item 6(a).        Exhibits                                                24

Item 6(b).        Reports on Form 8-K                                     24

                                                       CCC GlobalCom Corporation
                                                      Consolidated Balance Sheet
                                                                  March 31, 2002
                                                                     (Unaudited)
--------------------------------------------------------------------------------
              Assets
              ------

Current assets:
     Cash and cash equivalents                               $          382,849
     Restricted cash                                                    775,360
     Accounts receivable, net of allowance
         of $2,330,886                                                4,457,379
     Prepaid expenses                                                   213,015
                                                             -------------------
         Total current assets                                         5,828,603

Property and equipment, net                                           5,907,602
Intangibles, net                                                      2,338,374
Other                                                                   482,456
                                                             -------------------

                                                             $       14,557,035
                                                             -------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
     Line of credit                                          $       17,192,235
     Accounts payable                                                 8,825,933
     Accrued compensation and other                                     444,689
     Current portion of long-term debt                                1,236,892
     Excise taxes payable                                             1,954,586
     Accrued expenses                                                 1,305,426
     Deferred income                                                    298,417
                                                             -------------------
         Total current liabilities                                   31,258,178

Long-term debt                                                          870,693
                                                             -------------------

              Total liabilities                                      32,128,871
                                                             -------------------

Commitments and contingencies                                                 -

Stockholders' deficit:
     Common stock, $.001 par value, authorized 100,000,000
       shares; issued and outstanding 35,163,918 shares                  35,164
     Additional paid-in capital                                       9,101,206
     Accumulated deficit                                            (26,708,206)
                                                             -------------------
              Total stockholders' deficit                           (17,571,836)
                                                             -------------------

                                                             $       14,557,035
                                                             -------------------

--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.



                                                                    CCC GlobalCom Corporation
                                                         Consolidated Statement of Operations
                                                                                  (Unaudited)
---------------------------------------------------------------------------------------------


                                                           Three Months Ended March 31,
                                                     ----------------------------------------
                                                            2002                  2001
                                                     ----------------------------------------
Net sales                                            $       7,061,117     $         405,846
Cost of services                                            (5,891,253)             (321,400)
Selling, general and administrative expenses                (5,196,354)             (733,909)
Depreciation and amortization expense                       (1,015,811)              (53,735)
                                                     ----------------------------------------

         Loss from operations                               (5,042,301)             (703,198)
                                                     ----------------------------------------

Other income (expense):
     Interest income                                             4,551                   457
     Interest expense                                         (344,485)               (1,474)
     Other, net                                                (18,230)                4,046
                                                     ----------------------------------------

                                                              (358,164)                3,029
                                                     ----------------------------------------

         Loss before benefit for income taxes               (5,400,465)             (700,169)

Income taxes                                                         -                     -
                                                     ----------------------------------------

              Net loss                               $      (5,400,465)    $        (700,169)
                                                     ----------------------------------------

Loss per share - basic and diluted                   $            (.15)    $            (.02)
                                                     ----------------------------------------

Weighted average shares - basic and diluted                 35,048,000             32,283,000
                                                     ----------------------------------------


---------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


                                                                           CCC GlobalCom Corporation
                                                                Consolidated Statement of Cash Flows
                                                                                         (Unaudited)
----------------------------------------------------------------------------------------------------


                                                                 Three Months Ended March 31,
                                                          ------------------------------------------
                                                                2002                   2001
                                                          ------------------------------------------
Cash flows from operating activities:
     Net loss                                             $     (5,400,465)     $          (700,169)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                           1,015,811                   53,735
         Bad debt expense                                          623,159                        -
         Interest and fees added to line of credit                 160,879                        -
         (Increase) decrease in:
              Restricted cash                                     (365,029)                       -
              Accounts receivable                                  238,047                  143,045
              Prepaid expenses                                     415,581                    1,393
              Other assets                                        (158,673)                (235,294)
         Increase (decrease) in:
              Accounts payable                                   3,079,530                   (4,089)
              Accrued compensation and other                      (168,510)                       -
              Excise taxes payable                                 711,848                        -
              Accrued expenses                                     251,257                   59,586
              Deferred income                                       11,535                  (86,852)
                                                          ------------------------------------------
Net cash provided by (used in) operating activities                414,970                 (768,645)
                                                          ------------------------------------------

Cash flows from investing activities:
     Capital expenditures                                          (44,901)                 (14,382)

                                                          ------------------------------------------
Net cash used in investing activities                              (44,901)                 (14,382)
                                                          ------------------------------------------

Cash flows from financing activities:
     Payments on debt                                              (26,151)                 (10,000)
     Net decrease in line of credit                               (703,830)                       -
     Proceeds from issuance of stock                                     -                  281,529
                                                          ------------------------------------------
Net cash (used in) provided by financing activities              (729,981)                  271,529
                                                          ------------------------------------------

         Net decrease in cash                                     (359,912)                (511,498)
Cash, beginning of period                                          742,761                1,113,759
                                                          ------------------------------------------

Cash, end of period                                       $        382,849      $           602,261
                                                          ------------------------------------------



----------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.



                                                                           CCC GlobalCom Corporation
                                                                Consolidated Statement of Cash Flows
                                                                                           Continued
                                                                                         (Unaudited)
----------------------------------------------------------------------------------------------------


                                                               Three Months Ended March 31,
                                                          ------------------------------------------
                                                               2002                    2001
                                                          ------------------------------------------

Supplemental disclosure of cash flow information:

Cash paid during the period for:
     Interest                                             $         24,500      $             1,474
                                                          ------------------------------------------

     Income taxes                                         $              -      $                 -
                                                          ------------------------------------------


         During the three months ended March 31, 2002, the Company:

         o Increased common stock and additional paid in capital by $366,496 upon the issuance of 112,768 shares of common stock and decreased accounts payable by the same amount. The services were provided in 2001.

         o RFC Capital Corp. exercised a warrant and received 125,000 shares of company stock for a $500,000 reduction in the line of credit.

         o    Purchased software financed with a $441,119 capital lease.




--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.    Organization and Significant Accounting Policies

Organization

         CCC GlobalCom Corporation, a Nevada corporation ("CCC GlobalCom" or the "Company"), was named Emerald Capital Investments, Inc. prior to June 12, 2000. On June 9, 2000, the Company commenced operations in the telecommunications industry though the acquisition of CCC GlobalCom, Corp., a Texas corporation ("CCC Texas"). CCC Texas was formed in 1999 and conducted no operations except for the acquisition of Ciera Network Systems, Inc. ("Ciera") in June 2000.

         The Company's acquisition of CCC Texas, and as a result of such acquisition, the acquisition of Ciera, is accounted for as a reverse merger. Accordingly, for accounting purposes, Ciera is deemed to be the survivor of the CCC Texas/Ciera merger and as such the financial statements presented are those of the operations of Ciera. Substantially all of the Company's operations are conducted by Ciera.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ciera Network Systems, Inc. and CCC Globaltel de Colombia, SA ("Globaltel").

         Globaltel was organized under the laws of Colombia, to operate franchise stores and calling centers for people who do not have personal telephone service. CCC GlobalCom owns approximately 95 percent of the outstanding common stock of Globaltel. Globaltel's revenues for the first three months of 2002 were approximately $87,000 and its loss from operations was approximately $18,000. It has a working capital deficit of approximately $54,000 as of March 31, 2002.

2.    Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim unaudited financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The unaudited financial statements include the accounts of CCC GlobalCom Corporation and its subsidiaries, Ciera Network Systems, Inc. and CCC Globaltel de Colombia, SA and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to fairly present the financial position as of March 31, 2002 and the results of operations and changes in financial position for the three month periods ended March 31, 2002 and 2001.

Reclassifications

         Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the current year presentation.


Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimate and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Common Share

         The computation of basic loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 915,000 and 1,355,000 shares of common stock at a range of $3.50 to $5.00 per share were outstanding at March 31, 2002 and 2001 respectively, but were not included in the diluted loss per share calculation because the effects would have been anti-dilutive.


3.    Recent Accounting Pronouncements

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

4.    Property and Equipment

      Property and equipment consists of the following:

        Switch equipment                                      $      1,051,571
        Computer hardware and software                               2,509,676
        Office equipment and other                                     184,556
        Furniture and fixtures                                         431,811
        Leasehold improvements                                       2,985,944
                                                              -----------------
                                                                     7,163,558
        Less accumulated depreciation and amortization              (1,255,956)
                                                              -----------------
                                                              $      5,907,602
                                                              -----------------


         Depreciation and amortization expense totaled $616,811 and $13,735 for the three month periods ending March 31, 2002 and 2001, respectively.

5.    Intangibles

       Intangibles consists of the following as of March 31, 2002:

        Customer base                                                3,189,374
        Less accumulated amortization                                 (851,000)
                                                              -----------------
                        Intangibles, net                      $      2,338,374
                                                              -----------------

         Amortization expense totaled approximately $399,000 and $40,000 for the three-month periods ending March 31, 2002 and 2001, respectively.

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

         Under the Loan and Security Agreement the principal amount of the EqualNet Loan is not to exceed the lesser of (A) $10,000,000 and (B) the Availability Formula. As of March 31, 2002 the principal amount exceeded the availability formula by $3,921,456. The EqualNet Loan and Revolving Facility bears interest at prime plus 1.75% per annum (6.5% as of 3/31/02). The principal is due April 2, 2005. Interest is paid on a monthly basis, except 1.75% of the interest is deferred through April 3, 2002 and repaid in twelve monthly installments beginning April 3, 2002. At March 31, 2002 the loan was in default on a number of covenants and the balance due was $8,617,681 (see below).

         The Omniplex Loan and Revolving Facility bears interest at prime plus 2% per annum (6.75% as of 3/31/02). The principal is due August 31, 2005. Interest was deferred through February 28, 2002 and is being repaid in six monthly installments that began March 1, 2002 with current interest charges paid monthly. At March 31, 2002 the loan was in default on a number of covenants and the balance due was $8,574,554 (see below). Under the Loan and Security Agreement the principal amount of the Omniplex Loan is not to exceed the lesser of (A) $10,000,000 as reduced pursuant to the terms of the Warrant Agreement (9,500,000 as of March 31, 2002) and (B) the Omniplex Borrowing Formula. As of March 31, 2002 the principal amount exceeded the availability formula by $2,394,347.

         Restricted cash represents deposits in lockboxes setup for the benefit of RFC Capital Corp. that have not been swept at month-end in the amount of $535,600 and deposits to secure letters of credit issued for the benefit of vendors in the amount of $239,760 as of March 31, 2002.

         The Company is in violation of certain covenants of the Amended and Restated Loan and Security Agreement with RFC Capital Corporation. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified the Company of an Event of Default under the loan and currently is in discussions with the Company regarding the possibility of restructuring the two revolving credit facilities and the related covenants. At March 31, 2002, and as of the date of this filing, the Company was in violation of the following covenants: (1) the Company has withdrawn the maximum amount available under the loan, and allowed the principal of the loan to exceed the availability formula by approximately $6.3 million; (2) the Company is in violation of the minimum tangible net worth covenant of $3,000,000; (3) the Company has exceeded the allowed annual capital expenditure limit of $500,000; (4) the Company's current ratio is less than 1.5:1.0; (5) the Company has failed to timely file and pay federal, state and local sales and telecommunications taxes and (6) the Company has failed to make timely payments under lease obligations.

         RFC Capital Corporation has continued to make 90% of current cash receipts available for use to satisfy the Company's operating needs and has used the remaining 10% to reduce the loan balance. There is no guarantee that RFC Capital will continue to do so in the future. The amount due under the revolving line of credit has been classified as a current liability in our financial statements. There can be no assurance that the Company can successfully restructure its loan agreements.

7.     Accrued Expenses

       Accrued expenses consisted of the following:

                                                                March 31,
                                                                  2002
                                                              ------------------

        Accrued billing fees                                  $        224,952
        Customer deposits and accrued discounts                        404,164
        Accrued professional fees                                       97,577
        Accrued interest expense                                       493,174
        Accrued commissions                                             85,559
                                                              ------------------
                                                              $      1,305,426
                                                              ------------------

8.    Long-term Debt

      Our long-term debt consists of the following as of March 31, 2002:

      Ironwood Note Payable, with interest at 8%. The note
      is due May 30, 2002 with any accrued interest. Monthly
      payments of interest are due at month end. This
      note is secured by a second lien security interest
      in a portion of the Incomnet accounts receivable.       $        750,000

      Unsecured note payable for priority tax claims to
      various government entities with an interest rate of
      8%. Payments are to be made based on a schedule
      confirmed in the Incomnet bankruptcy reorganization
      plan through December 21, 2005.                                  727,360

      Capitalized lease obligations                                    622,200

      Convertible note payable to an individual with
      interest at 12%. The note and accrued interest is
      due and payable in cash or the Company's common stock
      at the prevailing market price stock.                              8,025
                                                              ----------------
                          Total term debt                            2,107,585
                          Less current portion                       1,236,892
                                                              ----------------
                                      Long-term Debt          $        870,693
                                                              ----------------

      Future maturities of long-term debt are as follows:

        Years Ending March 31:
               2002          $      1,236,892
               2003                   352,743
               2004                   336,110
               2005                   181,840
               2006                        --
                             -----------------
                             $      2,107,585
                             -----------------

         The Company does not have the funds available to retire the Ironwood Note Payable that matures on May 30, 2002. Management is seeking additional capital and borrowing infusion to fund this obligation. There can be no assurance that management will be successful with this plan.

9.    Commitments

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

Billing Agreements

         The Company has entered into two agreements that enable it to provide call detail records and related charges to a Local Exchange Carrier and a national billing consolidator so its customers can be billed on their local phone bill for long distance charges. These agreements require the Company to purchase an annual minimum level of service of $157,500 and $99,000 and have terms of 12 and 36 months, respectively.

10.    Related Party Transactions

Stock grants for services provided by shareholders

         The Company entered into consulting agreements with a company that is a shareholder and an affiliate of a former director and an individual that is a shareholder. The agreements called for consulting to be provided to the Company in exchange for stock. These services were performed during 2001. The Company issued 112,768 shares of common stock in 2002 for services performed under these consulting agreements. The Company recorded consulting expense of approximately $366,000 in 2001 related to these agreements.

Settlement and Release Agreement

         In August 2001 the Company entered into a Settlement and Release Agreement with the two officers of Ciera to settle and resolve differences related to the Ciera Purchase executed on May 3, 2000. The Company agreed to issue 400,000 shares of CCC GlobalCom stock to each officer. The shares were recorded as a liability at December 31, 2001 and march 31, 2002 and were approved for issuance in May 2002.

ITEM 2

Forward-Looking Statements

         This Form 10-QSB contains certain statements, such as statements regarding CCC GlobalCom's future plans, that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our expectations, beliefs, or strategies regarding increased future revenues and operations, and certain statements contained under "Business" concerning our future business plans.

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

         Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements; factors that could cause actual results to differ materially include, but are not limited to:

         o    economic uncertainty;

         o    the effects of vigorous competition;

         o the impact of technological change on our business, alternative technologies, and dependence on availability of transmission facilities;

         o    the loss of any significant numbers of customers;

         o    changes in business strategy or development plans;

         o the cost of pursuing acquisitions and new business and initiatives;

         o    an expansion of land based communications systems;

         o    our significant indebtedness;

         o the availability and terms of capital to fund our operations and the expansion of our businesses;

         o    risks of international business;

         o    regulatory risks in the United States and internationally;

         o    contingent liabilities;

         o    uncertainties regarding the collectability of receivables;

         o risks associated with debt service requirements and our financial leverage;

         o    uncertainties associated with the success of acquisitions;

         o    the ongoing war on terrorism;

         o    other factors referenced in this Report: and

         o the other risks referenced from time to time in CCC GlobalCom's filings with the Securities and Exchange Commission.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2002 and 2001. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein, and the combined financial statements and notes contained herein as well as the "Cautionary Statement Regarding Forward-Looking Statements" in this Form 10-QSB.

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

         On September 11, 2001, we acquired certain assets of Omniplex Communications Corporation (Omniplex). The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to Omniplex's commercial local and long distance telecommunications business. The purchase price of $8,298,704 was paid with proceeds of $8,125,000 from a revolving credit facility from RFC Capital, a division of Textron Financial, and the balance with available cash. In connection with the acquisition, a term sheet was drafted whereby the lender agreed in principle to exchange $1,000,000 of its debt for warrants to purchase our common stock at $4.00 per share. The details of the warrants were finalized in March 2002 and the warrant was effective on September 7, 2001. As a result of the Omniplex acquisition, we increased our customer base by approximately 5,000, enhanced our local service product offering, and obtained distribution channels based in St. Louis, MO, Kansas City, MO and Cape Girardeau, MO.

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

         In May 2002, the Board of Directors approved a Stock Incentive Plan
(Plan) to attract and retain key employees. The plan provides for 4,000,000 shares of stock to be made available for the plan. As of March 31, 2002, no options had been granted under the plan. We have granted options to purchase a total of 1,300,000 shares of our common stock to an officer and to a former officer of the company that were not under the Plan.

         During the first three months of 2002, CCC GlobalCom issued 737,768 shares of common stock to certain Directors, Officers and vendors. The issuance of these shares has been accounted for in the financial statements.

         On March 18, 2002, CCC GlobalCom entered into an agreement with PT. Telekomunikasi Indonesia, to expand VoIP traffic distribution and marketing of VoIP services with Indonesia-based Probis VoIP of Persero Telekomunikasi TBK (TELKOM), (Tokyo: POWL) the principal provider of telecommunications services in Indonesia.

         The Company is in violation of certain covenants of the Amended and Restated Loan and Security Agreement with RFC Capital Corporation. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified us of an Event of Default under the loan and currently is in discussions with us regarding the possibility of restructuring the two revolving credit facilities and the related covenants. At March 31, 2002, and as of the date of this filing, we were in violation of the following covenants: (1) the Company has withdrawn the maximum amount available under the loan, and allowed the principal of the loan to exceed the availability formula by approximately $6.3 million; (2) the Company is in violation of the minimum tangible net worth covenant of $3,000,000; (3) the Company has exceeded the allowed annual capital expenditure limit of $500,000; (4) the Company's current ratio is less than 1.5:1.0; (5) the Company has failed to timely file and pay federal, state and local sales and telecommunications taxes and (6) the Company has failed to make timely payments under lease obligations.

         RFC Capital Corporation has continued to make 90% of current cash receipts available for use to satisfy our operating needs and has used the remaining 10% to reduce the loan balance. There is no guarantee that RFC Capital will continue to do so in the future. The amount due under the revolving line of credit has been classified as a current liability in our financial statements. There can be no assurance that we can successfully restructure these loan agreements.

         The Company does not have the funds available to retire the Ironwood Note Payable that matures on May 30, 2002. Management is seeking additional capital and borrowing infusion to fund this obligation. There can be no assurance that management will be successful with this plan.

         We have had operating losses for every quarter since we began operations in June 2000. The auditor's opinion on our financial statements as of December 31, 2001, calls attention to substantial doubts about our ability to continue as a going concern. This means that they question whether we can continue in business. We are experiencing difficulty in paying our vendors, carriers and lenders on time, and we may continue to experience this difficulty in the future. If we are unable to pay our vendors, carriers and lenders on time, they may stop providing critical services or repossess critical equipment that we need to stay in business.

         We have received a disconnection notice for past due balances from a significant carrier. It is our belief that certain amounts included in these past due balances are in error. We are in the process of preparing a dispute for the portion of past due balances we believe are in error. We are also in discussions with the carrier regarding extended payment terms for the undisputed balances. We believe that ultimately these discussions will result in lower monthly charges for GlobalCom. However, there can be no assurances that we can successfully dispute the balance identified as in error or negotiate favorable payment terms for the remaining undisputed balances.

         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of March 31, 2002. Additionally, we have had recurring negative cash flows from operations. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we cannot assure you that we can raise the money necessary to fund future operations.

         We serve as a holding company for our subsidiaries' operations. References herein to CCC GlobalCom, "we", "our", or "us" include CCC GlobalCom Corporation and our subsidiaries, unless the context otherwise requires.

Results of Operations

Three Months Ended March 31, 2002 compared to March 31, 2001

         NET SALES. Our revenues primarily consist of billings for long distance telephone services and local telephone services, private line circuits data and pre-paid and post-paid calling cards. Net sales increased approximately $6,655,000 to approximately $7,061,000 from approximately $406,000 for the first three months of 2002 and 2001, respectively. The increase in sales largely arose from the significant number of customers acquired in the Asset Acquisitions mentioned above.

         During the first three months of 2002, we were integrating the customers acquired in the Omniplex and Incoment acquisitions. At the end of these three months, there were certain line charges that had not been billed to customers in excess of $400,000. The ultimate collectability of these unbilled revenues is not determinable at the time of this filing. Therefore, we have not reflected these unbilled revenues in the financial statements presented in this report on Form 10-QSB. However, the costs associated with these unbilled revenues are reflected in cost of services.

         COST OF SERVICES. Cost of services includes direct costs for telephone services. Cost of services for telephone services and data services include the cost of service provided by other carriers and miscellaneous costs incurred to provide service. Cost of service for 2001 and 2002 includes primarily direct carrier related costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and the salaries of the personnel to support our operations. The increase in SG&A expenses is largely due to the operations acquired in the Asset Acquisitions mentioned above and certain one time integration costs. SG&A in 2002 includes: (1) approximately $325,000 in expense for a stock grants to a senior manager of the corporation; (2) approximately $293,000 in facilities expense; (3) $276,000 of expense for outbound billing services; (4) $1,300,000 in expense for stock issued to vendors (see note 10 above); and (5) approximately $2,889,000 of payroll related expenses.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to the property and equipment obtained through the Asset Acquisitions mentioned above.

         OTHER EXPENSES. For 2002, other expenses of approximately $358,000 consisted primarily of interest of approximately $301,000 attributable to the RFC loan agreement.

         We expect to continue to experience operating losses and negative adjusted EBITDA as a result of our development and market expansion activities.

Liquidity and Capital Resources

         During the three months ended March 31, 2002, we generated positive cash flow from operations of approximately $415,000, primarily due to the substantial increase in trade accounts payable during the period. The amount of cash used in our operations is a result of the net loss incurred during the period, the timing of cash receipts from our customers, the acquisitions mentioned above, service of interest, as well as activities related to payments to our vendors. We have historically operated with negative cash flows and have sought to fund those losses and deficits through the issuance of debt and the completion of private equity placements.

         During the three months ended March 31, 2002, the Company acquired approximately $45,000 in equipment, which was not financed through a capital lease arrangement. Additional cash outflows included payments on our line of credit of approximately $704,000 and payments of approximately $26,000 towards our capital lease obligations.

         Altogether, our net operating, investing and financing activities during the three months ended used approximately $360,000 in cash. Our working capital deficit at March 31, 2002 was approximately $25,430,000. This represents an increase in deficit of approximately 3,862,000 from the working capital deficit of $21,568,000 at December 31, 2001.

         Our current liabilities include a total of approximately $6,274,000 owed to various carriers, most of which is significantly past credit terms. In addition, our current liabilities include approximately $2,552,000 of amounts owed to various other trade vendors and carriers, most of which is significantly past credit terms. We currently do not have sufficient cash to bring our vendors back to current terms.

         Until we produce positive cash flows from operations, and reduce or eliminate our working capital deficit, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service our debt requirements, or to purchase equipment to be used in the growth of our business. We will need to raise additional capital to pay vendors and carriers, to service debt requirements and purchase equipment. We do not consistently pay our suppliers and carriers on time, some of which are critical to our operations. Most of our suppliers and carriers are significantly past credit terms. Certain vendors and suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

         Since we have produced negative EBITDA results during 2001 and during the first three months of 2002, we will most likely need to achieve positive EBITDA in order to obtain any significant amounts of debt funding to meet our capital expenditure and working capital needs. As such, we will need to complete additional private placements in order to raise the funds needed. Although capital markets have been difficult, we have shown an ability to raise funds over the past twelve months. In May 2001, we raised, net of issuance costs, $2,331,706 through a private placement memorandum. Although we have been successful in raising funds in the past, there are no assurances that we will be able to continue to do so.

         The Company is in violation of certain covenants of the Amended and Restated Loan and Security Agreement with RFC Capital Corporation. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified us of an Event of Default under the loan and currently is in discussions with us regarding the possibility of restructuring the two revolving credit facilities and the related covenants. At March 31, 2002, and as of the date of this filing, we were in violation of the following covenants: (1) the Company has withdrawn the maximum amount available under the loan, and allowed the principal of the loan to exceed the availability formula by approximately $6.3 million; (2) the Company is in violation of the minimum tangible net worth covenant of $3,000,000; (3) the Company has exceeded the allowed annual capital expenditure limit of $500,000; (4) the Company's current ratio is less than 1.5:1.0; (5) the Company has failed to timely file and pay federal, state and local sales and telecommunications taxes and (6) the Company has failed to make timely payments under lease obligations.

         RFC Capital Corporation has continued to make 90% of current cash receipts available for use to satisfy our operating needs and has used the remaining 10% to reduce the loan balance. There is no guarantee that RFC Capital will continue to do so in the future. The amount due under the revolving line of credit has been classified as a current liability in our financial statements. There can be no assurance that we can successfully restructure its loan agreements.

         We have received a disconnection notice for past due balances from a significant carrier. It is our belief that certain amounts included in these past due balances are in error. We are in the process of preparing a dispute for the portion of past due balances we believe are in error. We are also in discussions with the carrier regarding extended payment terms for the undisputed balances. We believe that ultimately these discussions will result in lower monthly charges for GlobalCom. However, there can be no assurances that we can successfully dispute the balance identified as in error or negotiate favorable payment terms for the remaining undisputed balances.

Liquidity Assessment

         In addition, we expect our network development will require funds to develop our comprehensive information technology platform to support and enhance the provisioning, billing and installation of new and existing customers and to purchase and install network equipment. We will also be required to fund our operating losses and working capital and possible expenditures associated with market expansions and potential acquisitions of businesses or assets. In addition, we will require funds to pay our current future minimum lease obligations under noncancelable operating and capital leases and future minimum commitments under long-term contractual obligations associated with maintenance and service agreements. Such future minimum commitments are as follows (in thousands):


       Year Ending December 31,         Operating lease        Capital          Other long-term          Total minimum
                                          obligations           lease             contractual              long-term
                                                             obligations          obligations             obligations
2002                                    $     1,222      $        305        $         3,571              $    5,098
2003                                          1,185               163                  1,340                   2,688
2004                                          1,154               154                    240                   1,548
2005                                            811                 -                     90                     901
2006                                            778                 -                     90                     868
Thereafter                                      226                 -                      8                     234
                                        -----------      ------------        ---------------              ----------
Total future minimum long-term
obligations                             $     5,376      $        622        $         5,339              $   11,337
                                        ===========      ============        ===============              ==========

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

         The Company does not have the funds available to retire the Ironwood Note Payable that matures on May 30, 2002. It is the plan of management to seek additional capital and borrowing infusion to fund this obligation. There can be no assurance that management will be successful with this plan.

         Management, in order to continue operations, is seeking additional revenue generating activities, and is actively engaged in discussion to obtain additional capital and borrowing infusion. There can be no assurance that management will be successful with this plan.

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

         This Form 10-QSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of CCC GlobalCom. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, CCC GlobalCom's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended", "will", "should", "may", "expects", "expected", "anticipates", and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on CCC GlobalCom's current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, CCC GlobalCom's actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. See "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" on page 2 of this Annual Report on Form 10-QSB. These forward-looking statements represent our judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to CCC GlobalCom are expressly qualified in their entirety by the Cautionary Statements. CCC GlobalCom disclaims, however, any intent or obligation to update its forward-looking statements.

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

         We Have a History of Operating Losses, and We May Not Be Profitable in the Future. We have incurred significant operating and net losses in the past and expect to continue to incur losses in the future as we deploy our network, expand our service offerings and enter new markets. For the year ended December 31, 2000, the Company had a net loss of $1,789,567. For the year ended December 31, 2001, CCC GlobalCom had a net loss of $18,790,367. For the quarter ended March 31, 2002, CCC GlobalCom had a net loss of $7,025,465. As we expand our operations, we expect our negative cash flow, operating losses and net losses to continue for the foreseeable future. We cannot assure you that our revenues will grow or that we will achieve profitability in the future. If we continue to generate losses without obtaining additional funding, our ability to pursue our business strategy may be restricted. We have never been profitable and do not expect to become profitable in the near future. We have invested and will continue to invest significant amounts of money in our network and personnel in order to maintain and develop the infrastructure we need to compete in the markets for our services and achieve profitability

         Limited Assets and Additional Capital Required. As of March 31, 2002, we had, on a consolidated basis, total assets of approximately $14,557,000. There can be no assurance that we will realize positive cash flow from operations in the foreseeable future. Furthermore our business plan provides that we will attempt to complete additional acquisitions. We estimate that we will be required to raise approximately $25,000,000 in order to fund our business plan during the next 24 months. There can be no assurance that additional financing would be available to us, or, if available, that it could be obtained on acceptable terms. We have financed our operations almost exclusively through debt and private sales of securities. Since we are losing money, we must raise the money we need to continue operations and expand our network either by selling more securities or borrowing money. If we are not able to raise additional money, we will not be able to implement our strategy for the future, and we will either have to scale back our operations or shut down all of our operations. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures and could have a material adverse effect on us.

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

         o    more funds to deploy telecommunication services;

         o potential to lower prices of competitive telecommunication services that compete with ours;

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

         We face, and expect to continue to face, competition from current and potential market entrants, including:

         o long distance providers seeking to enter, re-enter or expand entry into the local telecommunications marketplace; and

         o other domestic and international integrated communication providers, resellers, Internet companies, cable television companies, electric utilities and municipalities, which are using their rights-of-way and other assets to enter the telecommunication services market. In addition, a continuing trend toward combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors, which could cause us to lose customers and impede our ability to attract new customers.

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

         o our failure to integrate our various information management systems effectively;--our failure to maintain and upgrade systems as necessary; and

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

         Revenue Recognition. We recognize revenue in accordance with all applicable accounting principles generally accepted in the United States of American including SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. The application of SAB 101 requires management's judgment on the amount and timing of revenue recognition. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

         The assessment of collectability is particularly critical in determining whether or not revenue should be recognized. A portion of our revenue is for reciprocal compensation generated by calls placed to Internet service providers who are our customers. In addition, a portion of our revenue is access charge revenue for connecting our voice service customers to their selected long distance carriers for outbound calls or for delivering inbound long distance traffic to our voice service customers. Our ability to earn local reciprocal compensation revenues and access revenues is the subject of numerous regulatory and legal challenges. Until these issues are ultimately resolved, our policy is to recognize these revenues only when realization is reasonably assured.

         Accounts Receivable. A considerable amount of judgment is required in assessing the ultimate realization of our accounts receivable. We evaluate the collectability of our accounts receivable based on a combination of factors. We recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. In circumstances where we are aware of a specific customer's or carrier's inability to meet its financial obligations to us, we record a specific allowance against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected. If the financial condition of our customers or carriers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

         Intangibles. The Company had significant intangible assets consisting of acquired customer bases. (See note 5 in Notes to Consolidated Financial Statements.) The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment by management. The Company periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment are based on market conditions, legal factors and operational performance of our acquired businesses. Future events could cause us to conclude that customer bases associated with our acquired businesses are impaired. Any resulting impairment loss could have a significant impact on our financial condition and results of operations.

         Network Expenses. The recognition of network expense and the related liabilities for network expense requires certain estimates and assumptions to be made by management. Our accruals for unbilled leased network facilities, network access charges, and equipment co-location charges are based on circuit counts, estimated usage, and active co-location sites. Additionally, our accrual includes charges invoiced by carriers, which are probable network expenses but have not yet been paid due to rate or volume disputes with other carriers. Should changes in conditions or facts cause us to revise our estimates, our financial condition and results of operations could be significantly impacted.

         Other Matters. We do not have any of the following:

         o    Off-balance sheet financial arrangements

         o Trading activities that include non-exchange traded contracts accounted for at fair value

         o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in footnote 10.


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings. To the best knowledge of the Company's management, the Company is not a party to any legal proceeding or litigation.

         Item 2. Changes in Securities and Use of Proceeds. None

         Item 3. Defaults by the Company on its Senior Securities. The Company is in violation of certain covenants of the Amended and Restated Loan and Security Agreement with RFC Capital Corporation. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified the Company of an Event of Default under the loan and currently is in discussions with the Company regarding the possibility of restructuring the two revolving credit facilities and the related covenants. At March 31, 2002, and as of the date of this filing, the Company was in violation of the following covenants: (1) the Company has withdrawn the maximum amount available under the loan, and allowed the principal of the loan to exceed the availability formula by approximately $6.3 million; (2) the Company is in violation of the minimum tangible net worth covenant of $3,000,000; (3) the Company has exceeded the allowed annual capital expenditure limit of $500,000;
(4) the Company's current ratio is less than 1.5:1.0; (5) the Company has failed to timely file and pay federal, state and local sales and telecommunications taxes and (6) the Company has failed to make timely payments under lease obligations.

         RFC Capital Corporation has continued to make 90% of current cash receipts available for use to satisfy the Company's operating needs and has used the remaining 10% to reduce the loan balance. There is no guarantee that RFC Capital will continue to do so in the future. The amount due under the revolving line of credit has been classified as a current liability in our financial statements. There can be no assurance that the Company can successfully restructure its loan agreements.

         The Company has not obtained a waiver and has classified the loan as current.

         Item 4. Submission of Matters to Vote of Security Holders. None.

         Item 5. Other Information. None.

         Item 6(a). Exhibits.

         Item 6(b). Reports on Form 8-K.

         On February 14, 2002, the Company filed an 8-K/A amending the announcement of the acquisition of selected assets from Incomnet Communications Corporation in an 8K previously filed on December 18, 2001. The amendment provided the financial information of the acquired company.

         On March 28, 2002, the Company filed an 8-K announcing the signing of an agreement with PT. Telekomonikasi Indonesia, PLC, a telecommunication service provider in Indonesia.

SIGNATURE
---------

         Pursuant to the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002                  CCC GLOBALCOM CORPORATION


                                       By  /s/ Z. A. Hakim
                                       -----------------------------
                                       Z. A. Hakim
                                       Chief Executive Officer
                                       /Principal Executive Officer



                                       By  /s/ Stephen A. Garcia
                                       ----------------------------
                                       Stephen A. Garcia
                                       Chief Financial Officer
                                       /Principal Financial Officer