Form 10QSB
period 2002-06-30
CCC GLOBALCOM CORP
filed 2002-08-19
CIK 854164

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                              ---------------------


                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2002

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

Common Stock outstanding at June 30, 2002 - 36,213,918 shares of $.001 par value Common Stock.

================================================================================

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                            CCC GLOBALCOM CORPORATION


                       For the Quarter ended June 30, 2002


The following financial statements and schedules of the registrant are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                                                                       Page of
                                                                     Form 10-QSB
                                                                     -----------

Item 1.  Financial Statements:

         Consolidated Balance Sheet - June 30, 2002                        3

         Consolidated Statements of Operations--for the three              4
           months and six months ended June 30, 2002 and June 30, 2001

         Consolidated Statements of Cash Flows - for the six
           months ended June 30, 2002 and June 30, 2001                    5

         Notes to Consolidated Financial Statements                        8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              13


                           PART II - OTHER INFORMATION
                           ---------------------------
                                                                        Page
                                                                        ----

Item 1.           Legal Proceedings                                       27

Item 2.           Changes in the Securities                               28

Item 3.           Defaults Upon Senior Securities                         28

Item 4.           Submission of Matters to Vote of Security Holders       28

Item 5.           Other Information                                       28

Item 6(a).        Exhibits                                                28

Item 6(b).        Reports on Form 8-K                                     29

Item 7            Signatures                                              30

Item 8            Certifications                                          31

PART I - FINANCIAL INFORMATION
                                                       CCC GLOBALCOM CORPORATION
                                                     CONSOLIDATED BALANCE SHEEET
                                                                   JUNE 30, 2002
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
              Assets
              ------
Current assets:
     Cash and cash equivalents                               $          818,251
     Restricted cash                                                    500,371
     Accounts receivable, net of allowance
         of $1,639,821                                                4,403,519
     Prepaid expenses                                                   287,628
                                                             -------------------
         Total current assets                                         6,009,769

Property and equipment, net                                           5,589,299
Intangibles, net                                                      1,939,374
Other                                                                   483,360
                                                             -------------------

                                                             $       14,021,802
                                                             -------------------
              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
     Line of credit                                          $       16,661,202
     Accounts payable                                                12,383,777
     Accrued compensation and other                                     552,947
     Current portion of long-term debt                                1,093,674
     Excise taxes payable                                             2,614,959
     Accrued expenses                                                 1,075,682
     Deferred income                                                    457,644
                                                             -------------------
         Total current liabilities                                   34,839,885

Long-term debt                                                          816,447
                                                             -------------------

              Total liabilities                                      35,656,332
                                                             -------------------

Commitments and contingencies                                                 -

Stockholders' deficit:
     Common stock, $.001 par value, authorized 100,000,000
       shares; issued and outstanding 36,213,918 shares                   36,215
     Additional paid-in capital                                        9,590,655
     Accumulated deficit                                            (31,261,400)
                                                             -------------------
              Total stockholders' deficit                           (21,634,530)
                                                             -------------------

                                                             $        14,021,802
                                                             -------------------
--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                                                       CCC GLOBALCOM CORPORATION
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                    JUNE 30                      JUNE 30
                          --------------------------   -------------------------
                              2002        2001            2002          2001
                          ------------ --------------   ------------ -----------

Net sales                 $ 7,309,824    2,823,228    $  14,370,941   3,229,074
Cost of services           (5,246,683)  (1,532,630)     (11,137,936) (1,854,030)
SG&A expenses              (5,276,909)  (1,913,942)     (10,473,263) (2,647,851)
Depreciation and
amortization expenses        (957,013)    (467,221)      (1,972,824)  (520,956)
                          ------------ --------------   ------------ -----------

                          ------------ --------------   ------------ -----------
Loss from operations       (4,170,781)  (1,090,565)      (9,213,082) (1,793,763)
                          ------------ --------------   ------------ -----------


Other income (expense):
   Interest income              7,154          786           11,705       1,243
   Interest expense          (333,594)    (138,921)        (678,079)   (140,395)
   Other, net                 (45,367)      19,269          (63,597)     23,315
                          ------------ --------------   ------------ -----------

                             (371,807)    (118,866)        (729,971)   (115,837)
                          ------------ --------------   ------------ -----------

Loss before provision
for income taxes:          (4,542,588)  (1,209,431)      (9,943,053) (1,909,600)

Income taxes                  (10,605)          -           (10,605)           -
                          ------------ --------------   ------------ -----------

    Net loss              $(4,553,193)  (1,209,431)    $ (9,953,658) (1,909,600)
                          ------------ --------------  ------------- -----------

Loss per share -
basic and diluted         $     (0.13)       (0.04)    $      (0.28)      (0.06)
                          ------------ --------------   ------------ -----------

Weighted average shares -
basic and diluted          35,852,000   32,334,000       35,452,000  32,334,000
                          ------------ --------------   ------------ -----------
--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                                                       CCC GLOBALCOM CORPORATION
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                 Six Months Ended June 30,
                                       -----------------------------------------
                                                  2002                  2001
                                       -----------------------------------------
Cash flows from operating activities:
   Net loss                            $        (9,953,658)    $     (1,909,600)
   Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
         Depreciation and amortization           1,972,824              520,956
         Bad debt expense                          805,167               64,526
         Stock issued for services                 300,000                    -
         Interest and fees added to
           line of credit                          600,826                    -
         Loss on sale of fixed assets                    -                5,805
         (Increase) decrease in:
            Restricted cash                        (90,040)                   -
            Accounts receivable                    109,900             (153,366)
            Prepaid expenses                       340,969             (312,080)
            Other assets                          (159,576)              14,625
         Increase (decrease) in:
            Accounts payable                     6,586,110              101,345
            Accrued compensation and other         (60,252)                   -
            Excise taxes payable                 1,372,221                    -
            Accrued expenses                        21,511              546,598
            Deferred income                        170,762              (83,376)
                                      ------------------------------------------
Net cash provided by (used in)                   2,016,764           (1,204,567)
  operating activities
                                      ------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment            (122,112)              (97,637)
   Acquisition of customer base                         -               (26,000)
   Purchase of Equalnet assets                          -              (500,000)
   Purchase of switching equipment                      -          (750,000)
   Proceeds from sale of equipment                      -                 1,851
                                      ------------------------------------------
Net cash used in investing activities            (122,112)           (1,371,786)
                                      ------------------------------------------

Cash flows from financing activities:
   Payments on debt                              (144,352)              (10,000)
   Net increase (decrease) in line of credit   (1,674,810)              153,769
   Proceeds from issuance of stock                      -             2,343,176
                                      ------------------------------------------
Net cash (used in) provided by                 (1,819,162)            2,486,945
  financing activities
                                      ------------------------------------------

         Net increase (decrease) in cash           75,490               (89,408)

                                                       CCC GLOBALCOM CORPORATION
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


Cash, beginning of period                      742,761                1,113,759
                                      ------------------------------------------

Cash, end of period                   $        818,251      $         1,024,351
                                      ------------------------------------------


--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                                                       CCC GLOBALCOM CORPORATION
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                       CONTINUED
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                  Six Months Ended June 30,
                                       -----------------------------------------
                                                  2002                  2001
                                       -----------------------------------------

Supplemental disclosure of cash flow information:

Cash paid during the period for:

     Interest                         $       43,300      $             0.00
                                      ------------------------------------------

     Income taxes                     $         0.00      $             0.00
                                      ------------------------------------------


         During the six months ended June 30, 2002, the Company:

         o    Satisfied a payable with common stock for $394,496.

         o    Issued  common  stock to an  employee  for  compensation  totaling
              $300,000.

         o Converted $500,000 of the RFC line of credit to common stock pursuant to the warrant agreement with RFC.

         o    Issued common stock in exchange for equipment totaling $162,500.

         o    Financed the purchase of software with debt totaling $441,119.

         During the six months ended June 30, 2001, the Company:

         o Purchased the assets of EqualNet Communications Corporation for $500,000 cash and assumption of $7,661,511 of debt.

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

         The Company's acquisition of CCC Texas, and as a result of such acquisition, the acquisition of Ciera, was accounted for as a reverse merger. Accordingly, for accounting purposes, Ciera is deemed to be the survivor of the CCC Texas/Ciera merger and as such the financial statements presented are those of the operations of Ciera. Substantially all of the Company's operations are conducted by Ciera.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ciera Network Systems, Inc. and CCC Globaltel de Colombia, SA ("Globaltel").

         Globaltel was organized under the laws of Colombia, to operate franchise stores and calling centers for people who do not have personal telephone service. The Company owns approximately 95 percent of the outstanding common stock of Globaltel. Globaltel's revenues for the first six months of 2002 were $232,717 and its net income was $10,421. It has a working capital deficit of $25,314 as of June 30, 2002.

2.    Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim unaudited financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2001. The unaudited financial statements include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to fairly present the financial position as of June 30, 2002 and the results of operations and changes in financial position for the three months and six month periods ended June 30, 2002 and 2001. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Reclassifications

         Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Common Share

         The computation of basic loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 915,000 and 1,355,000 shares of common stock at a range of $3.50 to $5.00 per share were outstanding at June 30, 2002 and 2001 respectively, but were not included in the diluted loss per share calculation because the effects would have been anti-dilutive.

3.    Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires an impairment test, at least annually, of goodwill and other intangibles determined to have an indefinite life and such assets are no longer to be amortized. SFAS No. 142 requires that an impairment test related to the carrying values of existing goodwill be completed within the first six months of 2002. The Company currently does not have goodwill on the balance sheet and therefore has not performed the test. The adoption of these accounting standards did not have a significant impact on its results of operations and financial condition for the periods ended June 30, 2002.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for the Company beginning January 1, 2003 with earlier adoption encouraged. Management does not believe the adoption of this standard will have a significant impact on the Company's financial position or results of operations.

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

4.    Property and Equipment

      Property and equipment consists of the following:

        Switch equipment                                      $      1,279,011
        Computer hardware and software                               2,520,384
        Office equipment and other                                     186,118
        Furniture and fixtures                                         431,811
        Leasehold improvements                                       2,985,944
                                                              -----------------
                                                                     7,403,268
        Less accumulated depreciation and amortization              (1,813,969)
                                                              -----------------
                                                              $      5,589,299
                                                              -----------------

         Depreciation and amortization expense of fixed assets totaled $1,174,824 and $144,502 for the six month periods ending June 30, 2002 and 2001, respectively.

5.    Intangibles

       Intangibles consists of the following as of June 30, 2002:

        Customer base                                                3,189,374
        Less accumulated amortization                               (1,250,000)
                                                              -----------------
                        Intangibles, net                      $      1,939,374
                                                              -----------------

         Amortization expense of intangible assets totaled $798,000 and $376,454 for the six month periods ending June 30, 2002 and 2001, respectively.

6.    Line of Credit

         The Company has an Amended and Restated Loan and Security Agreement (the "Loan and Security Agreement") with RFC Capital Corporation ("RFC Capital") which provides for a revolving line of credit. The Loan and Security Agreement is comprised of two elements: The EqualNet Loan and Revolving Facility and the Omniplex Loan and Revolving Facility. Under the Loan and Security Agreement, RFC has a security interest in and lien on Ciera Network Systems, Inc. for assets, including inventory, accounts receivable, intangibles, equipment, furniture and fixtures, trade names and marks, intellectual property, customer base, deposit accounts, and insurance proceeds.

         Under the Loan and Security Agreement, the principal amount of the EqualNet Loan is not to exceed the lesser of (A) $10,000,000 and (B) the Availability Formula. As of June 30, 2002 the principal amount exceeded the availability formula by $3,657,287. The EqualNet Loan and Revolving Facility bears interest at prime plus 1.75% per annum (6.5% as of 6/30/02). The principal is due April 2, 2005. The Company is paying interest on a monthly basis. Beginning April 3, 2002, the Company began making payments on interest (1.75%) that was deferred until April 3, 2002 payable in twelve monthly installments. At June 30, 2002 the loan was in default on a number of covenants and the balance due was $8,532,780 (see below).

         The Omniplex Loan and Revolving Facility bears interest at prime plus 2% per annum (6.75% as of 6/30/02). The principal is due August 31, 2005. Interest was deferred through February 28, 2002 and is being repaid in six monthly installments that began March 1, 2002 with current interest charges paid monthly. At June 30, 2002 the loan was in default on a number of covenants and the balance due was $8,128,422 (see below). Under the Loan and Security Agreement the principal amount of the Omniplex Loan is not to exceed the lesser of (A) $10,000,000 as reduced pursuant to the terms of the Warrant Agreement (9,500,000 as of June 30, 2002) and (B) the Omniplex Borrowing Formula. As of June 30, 2002 the principal amount exceeded the availability formula by $2,276,600.

         The Company is in violation of certain covenants of the Amended and Restated Loan and Security Agreement with RFC Capital Corporation. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified the Company of an Event of Default under the loan. RFC has prepared and delivered a document that will combines and restructures the existing two revolving credit agreements. The Company is currently analyzing the proposed agreement. The restructuring will increase the Company's cash flow and reduce its current liabilities. At June 30, 2002, and as of the date of this filing, the Company was in violation of the following covenants: (1) the Company has withdrawn the maximum amount available under the loan, and allowed the principal of the loan to exceed the availability formula by approximately $5.9 million; (2) the Company is in violation of the minimum tangible net worth covenant of $3,000,000; (3) the Company has exceeded the allowed annual capital expenditure limit of $500,000; (4) the Company's current ratio is less than 1.5:1.0; (5) the Company has failed to timely file and pay federal, state and local sales and telecommunications taxes and (6) the Company has failed to make timely payments under lease obligations.

         Effective July 5, 2002, RFC Capital Corporation has made 100% of cash receipts available to the Company. There is no guarantee that RFC Capital will continue to do so in the future. The amount due under the revolving line of credit has been classified as a current liability in our financial statements. The Company is currently renegotiating the terms and conditions however, there can be no assurance that the Company can successfully restructure its loan agreements.

         Restricted cash represents deposits in lock boxes setup for the benefit of RFC Capital Corp. that have not been swept at month-end in the amount of $323,306 and deposits to secure letters of credit issued for the benefit of vendors in the amount of $177,065 as of June 30, 2002.

7.     Accrued Expenses

       Accrued expenses consisted of the following:

                                                                June 30, 2002
                                                              ------------------

        Accrued billing fees                                  $        204,085
        Customer deposits and accrued discounts                        282,774
        Accrued professional fees                                      107,007
        Accrued interest expense                                       364,461
        Accrued commissions                                            117,355
                                                              ------------------
                                                              $      1,075,682
                                                              ------------------

8.    Long-term Debt

      Our long-term debt consists of the following as of June 30, 2002:
      Ironwood Note Payable, with interest at 8%. The note was
      due on May 30, 2002 with any accrued interest. Monthly
      payments of interest are due at month end. This
      note is secured by a second lien security interest
      in a portion of the Incomnet accounts receivable.       $        660,409

      Unsecured note payable for priority tax claims to
      various government entities with an interest rate of
      8%. Payments are to be made based on a schedule
      confirmed in the Incomnet bankruptcy reorganization
      plan through December 21, 2005.                                  727,360

      Capitalized lease obligations                                    514,327

      Convertible note payable to an individual with
      interest at 12%. The note and accrued interest is
      due and payable in cash or the Company's common stock
      at the prevailing stock market price.                              8,025
                                                              ----------------
                          Total term debt                            1,910,121
                          Less current portion                       1,093,674
                                                              ----------------
                                      Long-term Debt          $        816,447
                                                              ----------------

      Future maturities of long-term debt are as follows:

        Years Ending June 30:
               2003          $      1,093,674
               2004                   352,744
               2005                   336,110
               2006                   127,593
               2007                        --
                             -----------------
                             $      1,910,121
                             -----------------

         The Company does not have the funds available to retire the $660,409 Note Payable that matured on May 30, 2002. Management is seeking additional capital and a borrowing infusion to fund this obligation. Management is negotiating with the note holder at this time for a complete settlement. There can be no assurance that management will be successful with this plan.

9.    Commitments

Carrier Agreements

         The Company has entered, and will continue to enter, into contracts with various service providers for services, which will be resold to customers. The contracts currently in place have no material minimum commitment with the exception of Global Crossing, Qwest and MCI, which provide for a minimum commitment of $150,000, $50,000 and $50,000 per month for 12, 12 and 36 months, respectively, and have automatic renewal provisions if prior written notice of termination is not provided. The Company has continually exceeded the minimum commitments of the agreements.

Billing Agreements

         The Company has entered into two agreements that enable it to provide call detail records and related charges to a Local Exchange Carrier and a national billing consolidator so its customers can be billed on their local phone bill for long distance charges. One of the agreements requires the Company to purchase an annual minimum level of service of $157,500 and both have terms of 12 months.

         The Company has also entered into an agreement that enables it to provide call detail records to an outside company that will invoice access charges to other carriers. The term is for 3 years with a monthly minimum of $15,000.

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

Settlement and Release Agreement

         In August 2001 the Company entered into a Settlement and Release Agreement with the two officers of Ciera Network Systems, Inc. to settle and resolve differences related to the Ciera Purchase executed on May 3, 2000. The Company agreed to issue 400,000 shares of CCC GlobalCom stock to each officer. The shares were recorded as a liability at December 31, 2001 and March 31, 2002 and were approved for issuance in May 2002.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion and analysis relates to our financial condition as of June 30, 2002 and the results of operations for the three months and six months ended June 30, 2002 and 2001. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein as well as the "Cautionary Statement Regarding Forward-Looking Statements" in this Form 10-QSB.

         The Company, prior to June 12, 2000, was named Emerald Capital Investments, Inc. On June 9, 2000, it commenced operations in the telecommunications industry through the acquisition of CCC GlobalCom Corporation a Texas corporation ("CCC Texas"). CCC Texas was formed in 1999 to commence operations in the telecommunications industry. CCC Texas conducted no operations except for its acquisition of Ciera Network Systems, Inc. ("Ciera"). The acquisition of CCC Texas, and as result of such acquisition, the acquisition of Ciera, was accounted for as a reverse merger.

         On April 5, 2001, the Company acquired certain assets of Equalnet Communications Corp., EqualNet Corporation and USC Telecom, Inc. (collectively referred to as "Equalnet"). The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to Equalnet's long distance resale business, customer service business, and telephone debit and sales and service business. The purchase price of $8,161,511 was paid with available cash and proceeds from a revolving credit facility of approximately $7,500,000 from RFC Capital, a division of Textron Financial. In a related transaction, CCC GlobalCom purchased three switches used in the Equalnet long distance business for $750,000 from d-Tel Network, L.L.C., a company controlled by the Chairman of the Board of Equalnet. As a result of the Equalnet acquisition, the Company increased its customer base by approximately 30,000, acquired voice switches, and obtained back office operations based in Houston, Texas.

         On September 11, 2001, the Company acquired certain assets of Omniplex Communications Corporation (Omniplex). The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to Omniplex's commercial local and long distance telecommunications business. The purchase price of $8,298,704 was paid with proceeds of $8,125,000 from a revolving credit facility from RFC Capital, a division of Textron Financial, and the balance with available cash. In connection with the acquisition, a term sheet was drafted whereby the lender agreed in principle to exchange $1,000,000 of its debt for warrants to purchase our common stock at $4.00 per share. The details of the warrants were finalized in March 2002 and the warrant was effective on September 7, 2001. As a result of the Omniplex acquisition, the Company increased its customer base by approximately 5,000, enhanced its local service product offering, and obtained distribution channels based in St. Louis, MO, Kansas City, MO and Cape Girardeau, MO.

         On November 30, 2001, the Company acquired selected assets of Incomnet Communications Corporation (Incomnet). The purchase price for the acquired assets was $6,028,695, payable as follows: (1) $1,750,000 cash at closing from the proceeds from a revolving line of credit from RFC Capital; (2) a note payable for $750,000, bearing interest at 8% and maturing on May 30, 2002; (3) 125,000 shares of CCC GlobalCom common stock; and (4) the assumption of certain liabilities which totaled $3,028,695. As a result of the Incomnet acquisition, the Company increased its customer base by approximately 52,000, obtained new distribution channels, and obtained back office operations in Irvine, CA.

         Since the Company acquired the assets mentioned above, it has initiated plans to improve cash flow and operating results by reorganizing and restructuring the combined operations. These plans include workforce reductions and other administration cost savings, consolidation of operations and the migration of customer voice traffic to its switches. The Company believes that these asset acquisitions combined with the successful execution of these plans will give it some economies of scale, new product offerings and new sales channels that will allow it to be competitive in our targeted niche markets and profitable in the future. The asset acquisitions discussed above are collectively referred to as the "Asset Acquisitions" in the following discussion.

         The Company is in violation of certain covenants of the Amended and Restated Loan and Security Agreement with RFC Capital Corporation. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified the Company of an Event of Default under the loan. RFC has prepared and delivered a document that will combine and restructure the existing two revolving credit agreements. The Company is currently analyzing the proposed agreement. The restructuring should increase the Company's cash flow and reduce its current liabilities. At June 30, 2002, and as of the date of this filing, the Company was in violation of the following covenants: (1) the Company has withdrawn the maximum amount available under the loan, and allowed the principal of the loan to exceed the availability formula by approximately $5.9 million; (2) the Company is in violation of the minimum tangible net worth covenant of $3,000,000; (3) the Company has exceeded the allowed annual capital expenditure limit of $500,000; (4) the Company's current ratio is less than 1.5:1.0; (5) the Company has failed to timely file and pay federal, state and local sales and telecommunications taxes and (6) the Company has failed to make timely payments under lease obligations.

         Effective July 5, 2002, RFC Capital Corporation has made 100% of cash receipts available to the Company. There is no guarantee that RFC Capital will continue to do so in the future. The amount due under the revolving line of credit has been classified as a current liability in the consolidated financial statements. The Company is currently renegotiating the terms and conditions however, there can be no assurance that we can successfully restructure these loan agreements.

         The Company does not have the funds available to retire the $660,409 Note Payable that matured on May 30, 2002. Management is seeking additional capital and a borrowing infusion to fund this obligation. Management is negotiating with the note holder at this time for a complete settlement. There can be no assurance that management will be successful with this plan.

         On March 18, 2002, CCC GlobalCom entered into an agreement with PT. Telekomunikasi Indonesia, to expand VoIP traffic distribution and marketing of VoIP services with Indonesia-based Probis VoIP of Persero Telekomunikasi TBK (TELKOM), (Tokyo: POWL) the principal provider of telecommunications services in Indonesia.

         In May 2002, the Board of Directors approved a Stock Incentive Plan
(Plan) to attract and retain key employees. The plan provides for 4,000,000 shares of stock to be made available for the plan. As of June 30, 2002, no options had been granted under the plan. We have granted options to purchase a total of 915,000 shares of our common stock to an officer and to a former officer of the Company, that were not under the Plan.

         During the first six months of 2002, CCC GlobalCom issued 1,287,768 shares of common stock to certain Directors, Officers and vendors. The issuance of these shares has been accounted for in the financial statements.

         The Company has had operating losses for every quarter since it began operations in June 2000. The auditor's opinion on the financial statements as of December 31, 2001, calls attention to substantial doubt about its ability to continue as a going concern. This means that they question whether the Company can continue in business. The Company is experiencing difficulty in paying its vendors, carriers and lenders on time, and it may continue to experience this difficulty in the future. If the Company is unable to pay its vendors, carriers and lenders on time, they may stop providing critical services or repossess critical equipment that the Company needs to stay in business.

         The Company has received disconnection notices for past due balances from significant carriers. It is the belief that certain amounts included in these past due balances are in error and are being disputed. The Company is also in discussions with the carriers regarding extended payment terms for the undisputed balances. We believe that ultimately these discussions will result in lower monthly charges for CCC GlobalCom. However, there can be no assurances that we can successfully dispute the balance identified as in error or negotiate favorable payment terms for the remaining undisputed balances.

         The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has a working capital deficit as of June 30, 2002. Additionally, in the past the Company has had negative cash flows from operations. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, there is no assurance that we can raise the money necessary to fund future operations.

         CCC GlobalCom serves as a holding company for its subsidiaries' operations. References herein to CCC GlobalCom, "we", "our", or "us" include CCC GlobalCom Corporation and its subsidiaries, unless the context otherwise requires.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 compared to June 30, 2001

         NET SALES. Revenues for the three months ended June 30, 2002 were $7,309,824 compared to $2,823,228 for the three months ended June 30, 2001. Revenues are the result of long distance and local telephone services, private line circuits, and pre-paid and post-paid calling cards. The increase of $4,486,596 in revenues for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 is mainly due to the acquisitions of Omniplex and Incomnet.

         COST OF SERVICES. For the three months ended June 30, 2002, the cost of services were $5,246,683 or 71.8% of sales compared to $1,532,630 or 54.3% of sales for the three months ended June 30, 2001. The increased cost of services was primarily attributable to the growth from acquisitions and the increased overhead during the transition. The Company expects to aggressively monitor its cost of services to obtain the lowest cost possible for providing the services to its customers.

         GROSS MARGINS. Gross margins were $2,063,141 for the three months ended June 30, 2002 compared to $1,290,598 for the three months ended June 30, 2001. The increase was due to the increase in customer base from the acquisitions.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative (SG&A) expenses were $5,276,909 or 72.2% of revenues for the three months ended June 30, 2002 compared to $1,913,942 or 67.8% of revenues for the three months ended June 30, 2001. The increase in SG&A expenses is due mainly to increased staffing, rent and professional fees. The total dollar amount of SG&A expenses are anticipated to increase as volume grows, however management is aggressively looking at ways to reduce the cost of providing service to its customers.

         During the quarter, the Company restructured the operations of the St. Louis, MO office. The reductions in employees, salaries and benefits should result in $240,000 in savings annually. The Company has also started the closing of the Irvine, CA facility, a process that is expected to be completed by August 31, 2002. It is estimated that the net savings in personnel and overhead should be $2.4 million annually.

         The Company has reached an oral agreement and has reduced the terms to writing with the lessor of the Irvine, CA facility. For a payment of $35,000 the lessor, effective August 31, 2002, will grant early termination and release of any further liability under the lease agreement. If completed, a determination must still be made on the disposition of the remaining assets and leasehold improvements at the facility.

         Other accomplishments include the addition of a second long distance switching facility in Los Angeles, CA and the purchase of two long distance switches to be located in Miami, FL. The Company plans to have the switches operational by the 3rd and 4th Quarter, 2002. In the Company's international operations, Globaltel has seen its number of retail call centers grow to more than 400.

         LOSS FROM OPERATIONS. For the three months ended June 30, 2002, there was a loss from operations of $4,170,781 compared to a loss of $1,090,565 for the three months ended June 30, 2001. The increase in total loss from operations is the result of increased customer base with less gross margin and increased SG&A expenses to support the acquisitions.

Six Months Ended June 30, 2002 compared to June 30, 2001

         NET SALES. Revenues primarily consist of billings for long distance telephone services and local telephone services, private line circuits, and pre-paid and post-paid calling cards. Revenues for the six months ended June 30, 2002 were $14,370,941 compared to $3,229,074 for the six months ended June 30, 2001. The increase in sales largely arose from the significant number of customers acquired in the Asset Acquisitions mentioned above.

         COST OF SERVICES. Cost of services includes direct costs for telephone services. Cost of services for telephone services and data services include the cost of service provided by other carriers and miscellaneous costs incurred to provide service. Cost of service for 2001 and 2002 includes primarily direct carrier related costs. For the six months ended June 30, 2002, cost of services were $11,137,936 or 77.5% of sales compared to $1,854,030 or 57.4% of sales for the first six months ended June 30, 2001. The increased cost of services is due mainly to the acquisitions and management is aggressively dealing with the increased costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and the salaries of the personnel to support our operations. The increase in SG&A expenses is largely due to the operations acquired in the Asset Acquisitions mentioned above and certain one time integration costs. SG&G expenses for the six months ended June 30, 2002 were $10,473,263 or 72.9% of sales compared to $2,647,851 or 82.0% of sales for the six months ended June 30, 2001. SG&A in 2002 includes approximately: (a) $5,349,000 in payroll and benefit related expense; (b) $551,000 in supplies; (c) $782,000 in facilities expense; (d) $265,000 in taxes and insurance; and (e) $2,722,000 in administrative and professional expense.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to the property and equipment obtained through the Asset Acquisitions mentioned above.

         OTHER EXPENSES. For 2002, other expenses of approximately $730,000 consisted primarily of interest of which approximately $589,000 was attributable to the RFC loan agreement.

         We expect to continue to experience operating losses and negative adjusted EBITDA as a result of our development and market expansion activities in the 3rd quarter FY 2002, moving to positive EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) during the 4th quarter FY 2002. However, there can be no assurances that the Company will be successful in generating positive EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2002, we generated positive cash flow from operations of approximately $2,016,764, primarily due to the substantial increase in trade accounts payable and excise taxes payable during the period. The amount of cash used is primarily the result of the net loss incurred during the period, the timing of cash receipts from our customers, the acquisitions integration mentioned above, service of interest, as well as activities related to payments to our vendors and tax authorities. The Company has historically operated with negative cash flows and have sought to fund those losses and deficits through the issuance of debt and the completion of private equity placements.

         During the six months ended June 30, 2002, the Company acquired approximately $122,000 in equipment, which was not financed through a capital lease arrangement. Additional cash outflows included payments of approximately $144,000 towards our capital lease obligations and payments on our line of credit of approximately $1,675,000.

         Altogether, our net operating, investing and financing activities during the six months ended June 30, 2002 increased cash approximately $75,000. Our working capital deficit at June 30, 2002 was approximately $28,830,000. This represents an increase in deficit of approximately $7,262,000 from the working capital deficit of $21,568,000 at December 31, 2001.

         The current liabilities include a total of approximately $8,673,000 owed to various carriers, most of which is significantly past credit terms. In addition, the current liabilities include approximately $3,711,000 of amounts owed to various other trade vendors and carriers, most of which is significantly past credit terms. We currently do not have sufficient cash to bring our vendors back to current terms.

         Until we produce positive cash flows from operations, and reduces or eliminates our working capital deficit, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service our debt requirements, or to purchase equipment to be used in the growth of our business. We will need to raise additional capital to pay vendors and carriers, to service debt requirements and purchase equipment. We do not consistently pay our suppliers and carriers on time, some of which are critical to our operations. Most of our suppliers and carriers are significantly past credit terms. Certain vendors and suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

         Since we have produced negative EBITDA results during 2001 and during the first six months of 2002, we will most likely need to achieve positive EBITDA in order to obtain any significant amounts of debt funding to meet our capital expenditure and working capital needs. As such, we will need to complete additional private placements in order to raise the funds needed. Although capital markets have been difficult, we have shown an ability to raise funds in the past. In May 2001, we raised, net of issuance costs, $2,331,706 through a private placement memorandum. Although we have been successful in raising funds in the past, there are no assurances that we will be able to continue to do so.

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

Period Ending            Operating lease Capital Other long-term Total minimum
June 30, 2002              obligations     lease    contractual      long-term
                                        obligation  obligations     obligations

2002                    $       609    $   197     $   1,715     $    2,521
2003                          1,185        163         1,340          2,688
2004                          1,154        154           240          1,548
2005                            811          -            90            901
2006                            778          -            90            868
Thereafter                      226          -             8            234
                        -----------   -----------  -----------   -----------
Total future minimum long
Term obligations        $     4,763   $    514     $   3,483     $    8,760
                        ===========   ===========  ===========   ===========

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

FORWARD LOOKING STATEMENTS

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

         This Form 10-QSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of CCC GlobalCom. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, CCC GlobalCom's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended", "will", "should", "may", "expects", "expected", "anticipates", and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on CCC GlobalCom's current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, CCC GlobalCom's actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent our judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to CCC GlobalCom are expressly qualified in their entirety by the Cautionary Statements. CCC GlobalCom disclaims, however, any intent or obligation to update its forward-looking statements.

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

         We Have A History Of Operating. We have incurred significant operating and net losses in the past and expect to continue to incur losses in the future as we deploy our network, expand our service offerings and enter new markets. For the year ended December 31, 2000, the Company had a net loss of $1,789,567. For the year ended December 31, 2001, CCC GlobalCom had a net loss of $18,790,367. For the six months ended June 30, 2002, CCC GlobalCom had a net loss of $9,953,658. As we expand our operations, we expect our negative cash flow, operating losses and net losses to continue for the foreseeable future. We cannot assure you that our revenues will grow or that we will achieve profitability in the future. If we continue to generate losses without obtaining additional funding, our ability to pursue our business strategy may be restricted. We have never been profitable and do not expect to become profitable in the near future. We have invested and will continue to invest significant amounts of money in our network and personnel in order to maintain and develop the infrastructure we need to compete in the markets for our services and achieve profitability.

         Limited Assets And Additional Capital Required. As of June 30, 2002, we had, on a consolidated basis, total assets of approximately $14,022,000. There can be no assurance that we will realize positive cash flow from operations in the foreseeable future. Furthermore our business plan provides that we will attempt to complete additional acquisitions. We believe that we will be required to raise additional capital in order to fund our business plan during the next 24 months. There can be no assurance that additional financing would be available to us, or, if available, that it could be obtained on acceptable terms. We have financed our operations almost exclusively through debt and private sales of securities. Since we are losing money, we must raise the money we need to continue operations and expand our network either by selling more securities or borrowing money. If we are not able to raise additional money, we will not be able to implement our strategy for the future, and we will either have to scale back our operations or shut down all of our operations. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures and could have a material adverse effect on us.

         We Must Expand And Operate Our Network. Our success and ability to increase our revenues depends upon our ability to deliver telecommunication services, which in turn, depends on our ability to integrate new and emerging technologies and equipment into our network and to successfully expand our network and to increase the number of our customers significantly.

         Highly Competitive Industry. The telecommunications industry is highly competitive and is affected by the introduction of new services by, and the market activities of, major industry participants. Most of our other current competitors are substantially larger and have greater financial, technical and marketing resources than we do. We have not achieved, and do not expect to achieve, a significant market share for any of the telecommunication services we offer. Many of our competitors have the following advantages over us:

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

         Resistance By Potential Customers To Enter Into Service Arrangements. The success of our telecommunications service offerings will be dependent upon, among other things, the willingness of customers to accept us as a new provider of voice and data services. Many of our potential customers have entered into term contracts with incumbent telephone providers that have penalties for early termination, which our potential customers may not want to incur. In addition, potential customers may not want to change their existing service providers for a variety of reasons such as:

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

         Need For Adequate Back Office Operations. Sophisticated back office processes and information management systems are vital to our growth and our ability to bill customers accurately, initiate service for customers, achieve operating efficiencies and improve our operating margins. Our plans to develop and implement these back office and customer service systems rely, for the most part, on choosing products and services offered by third-party vendors and integrating these products and services into our operations. We cannot assure you that these systems will perform as expected as we grow our customer base. In addition, our right to use these systems depends upon license agreements with third-party vendors. If these vendors elect to cancel or not renew some or all of these license agreements, our business may be adversely affected. Some of the risks associated with our back office and customer service systems include:

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

         Development And Management Growth. We are in the early stages of operations. Our success will depend, among other things, on substantial increases in customer base, on our ability to engage in business in foreign markets, on the execution of agreements with the owners of long distance lines or distribution channels, on obtaining of governmental permits, and on subsequent developments in state and federal regulations. In addition, the expansion of our business will involve acquisitions, which could divert the resources and management time and require integration with our then existing operations. There can be no assurance that any acquired business will be successfully integrated into our operations or that any such acquisition will meet our expectations. Our future performance will depend, in part, upon our ability to manage our growth effectively, which will require us to implement and improve our operating, financial and accounting systems, to expand, train and manage its employee base and to effectively manage the integration of acquired businesses. These factors and others could adversely affect the expansion of our customer base and service offerings. Our inability either to expand in accordance with our plans or to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

         Reliance On Incumbent Local Exchange Carriers (ILEC). We are, and will continue to be, dependent on the ILEC's and, as we expand our network, on other incumbent telephone companies that operate in our target market areas to assure that we can provide our customers uninterrupted service and competitive services. The Telecommunications Act of 1996 requires the largest incumbent telephone companies to lease or "unbundle" their network elements and make them available to others and us for purchase, as well as provide their telecommunications services to others and us at wholesale prices. We cannot, however, assure you that these elements and services will be provided in a commercially viable manner or at reasonable prices. Many new integrated communication providers have experienced difficulties in working with incumbent telephone companies. Problems have arisen in installing access lines, implementing interconnection and co-location and integrating the preordering, ordering, repairing and billing systems used by new integrated communication providers with the systems of incumbent telephone companies. These problems may impair our reputation with customers who can easily switch back to incumbent telephone companies or to other telecommunications service providers. Coordination and cooperation with incumbent telephone companies are necessary for new integrated communication providers such as us to provide local service to customers on a timely, cost-effective and competitive basis. In addition, our ability to implement successfully our switched and enhanced telecommunication services will require the negotiation of interconnection and co-location agreements with incumbent telephone companies. Interconnection agreements set forth the terms and conditions governing how local integrated communication providers interconnect their networks and/or purchase or lease network facilities and services. These negotiations may require considerable time, effort and expense and the agreements will be subject to federal and state regulation. The terms of interconnection agreements, such as our agreements with ILEC's, typically cover a two-to three-year period, requiring us to renegotiate them frequently. We cannot assure you that we will be able to renegotiate these interconnection agreements or negotiate new agreements in our existing and new markets on favorable terms. Delays in obtaining interconnection agreements may delay our entry into new markets. In addition, the prices set forth in the interconnection agreements may be subject to significant rate increases at the discretion of the regulatory authority in each of the states in which we do business. A significant part of our cost structure depends on these state-regulated rate structures. We cannot assure you that the rates charged to us under our interconnection agreements will allow us to offer usage rates low enough to attract a sufficient number of customers to operate our business profitably.

         Reliance In Third Parties For Services. Because we depend on third-party vendors, we do not have guaranteed capacity or control over delivery schedules, quality assurance, production yields and costs. If any of our vendors reduces or interrupts its supply of products, or if any significant installer or field service provider interrupts its service to us or fails to perform to required specifications, our business could be disrupted, which could cause us to lose customers. In addition, our suppliers may be unable to manufacture and deliver the telecommunications products we require. If this were to occur, we might be unable to deploy our network in a timely manner, thus reducing our ability to compete.

         Declining Prices For Telecommunication Services. The telecommunications business is extremely competitive. Long distance prices have decreased substantially in recent years and are expected to continue to decline in the future. In addition, the long distance industry has historically experienced high customer attrition, as customers frequently change their chosen long distance providers in response to lower rates or promotional incentives by competitors. We rely on other companies to provide service for all of our long distance traffic. As we enter additional markets, we will need to negotiate resale agreements with other telephone companies to provide us with long distance services. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for long distance services and estimates of the calling patterns and traffic levels of our customers. If we fail to meet our minimum volume commitments, we may be obligated to pay under-utilization charges, and if we underestimate our need for long distance services, we may be required to obtain capacity through more expensive means, which would raise our costs and reduce our revenues. Our failure to achieve acceptable profits from our long distance business could have a material adverse effect on us. Trends in the pricing for long distance services may be indicative of trends in the telecommunications industry. If this is the case, revenue from our other service offerings may be subject to significant price pressure.

         An increase in the capacity of our competitors could adversely affect our business. Furthermore, the marginal cost of carrying an additional call over existing fiber optic cable is extremely low. As a result, within a few years, there may be dramatic and substantial price reductions.

         Successful Integration Critical. As part of our business strategy, we seek to expand through investments in or the acquisition of other businesses that we believe are complementary to our business. Although we regularly engage in discussions relating to potential acquisitions, we are unable to predict whether any acquisitions will actually occur. If we acquire companies, networks or other complementary assets as part of our expansion plan, we will be subject to the risks generally associated with acquisitions. Our ability to complete acquisitions will depend, in part, on our ability to finance the acquisitions (including the costs of acquisition and integration). Our ability may be constrained by our cash flow, the level of our indebtedness at the time, restrictive covenants in the agreements governing our indebtedness, conditions in the securities markets and other factors, some of which are not within our control. If we proceed with one or more acquisitions in which the consideration consists of cash, we may use a substantial portion of our available cash to complete the acquisitions. If we finance one or more acquisitions with the proceeds of indebtedness, our interest expense and debt service requirements could increase materially. Furthermore, if we use our common stock as consideration for acquisitions, our stockholders would experience dilution of their ownership interests represented by their shares of common stock. The financial impact of acquisitions could materially affect our business and could cause substantial fluctuations in our quarterly and yearly operating results.

         Rapidly Changing Technology. The telecommunications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive unbudgeted upgrades or additional telecommunication products that could be time consuming to integrate into our business, and could cause us to lose customers and impede our ability to attract new customers. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even if we acquire new technologies, we may not be able to implement them as effectively as other companies with more experience with those new technologies.

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

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings. To the best knowledge of the Company's management, the Company is not a party to any legal proceeding or litigation. However, the Company is a party to litigation in efforts to collect monies due the Company.

         Item 2. Changes in Securities and Use of Proceeds. None

         Item 3. Defaults by the Company on its Senior Securities. The Company is in violation of certain covenants of the Amended and Restated Loan and Security Agreement with RFC Capital Corporation. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified the Company of an Event of Default under the loan. RFC has prepared and delivered a document that combine and restructure the existing two revolving credit agreements. The Company is currently analyzing the proposed agreement. The restructuring will increase the Company's cash flow and reduce its current liabilities. At June 30, 2002, and as of the date of this filing, the Company was in violation of the following covenants: (1) the Company has withdrawn the maximum amount available under the loan, and allowed the principal of the loan to exceed the availability formula by approximately $5.9 million; (2) the Company is in violation of the minimum tangible net worth covenant of $3,000,000; (3) the Company has exceeded the allowed annual capital expenditure limit of $500,000; (4) the Company's current ratio is less than 1.5:1.0; (5) the Company has failed to timely file and pay federal, state and local sales and telecommunications taxes and (6) the Company has failed to make timely payments under lease obligations.

         Recently RFC Capital Corporation has made 100% of cash receipts available to the Company. There is no guarantee that RFC Capital will continue to do so in the future. The amount due under the revolving line of credit has been classified as a current liability in our financial statements. There can be no assurance that the Company can successfully restructure its loan agreements.

         The Company has not obtained a waiver and has classified the loan as current.

         Item 4. Submission of Matters to Vote of Security Holders.

         (a) The registrant held its 2002 Annual Meeting of the Stockholders on June 21, 2002.

         (b) Proxies for the Annual Meeting were solicited by management there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:

                                                 Number of Votes
                                                 ---------------

         DIRECTORS                         FOR                  WITHHELD
         ---------                         ---                  --------

         Z. Hakim                      23,164,872                24,896
         Paul Licata                   23,164,872                24,896

         Number of votes FOR           23,164,872
         Number of votes AGAINST                0
         Number of votes ABSTAINING        24,896

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

SIGNATURES
---------

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CCC GLOBALCOM CORPORATION


Date August 19, 2002                      By  /s/ Z. Hakim
                                          -----------------------------
                                          Z. Hakim
                                          Chief Executive Officer
                                          /Principal Executive Officer



Date August 19, 2002                      By  /s/ Clifford J. Bottoms
                                          ----------------------------
                                          Clifford J. Bottoms
                                          Chief Financial Officer
                                          /Principal Financial Officer

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                              AS ADOPTED PURUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCC GlobalCom Corporation on form 10QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Z. Hakim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1)  the Report complies with the requirements of section 13 (a) or 15
              (d) of the Securities Exchange act of 1934; and

         (2) the information in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


By     /s/  Z. Hakim
___________________________________
Z. Hakim
Chief Executive Officer
August 19, 2002

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                              AS ADOPTED PURUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCC GlobalCom Corporation on form 10QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Clifford J. Bottoms, Sr. VP/Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1)  the Report complies with the requirements of section 13 (a) or 15
              (d) of the Securities Exchange act of 1934; and

         (2) the information in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


By     /s/  Clifford J. Bottoms
___________________________________
Clifford J. Bottoms
Sr. VP/Chief Financial Officer
August 19, 2002

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                              AS ADOPTED PURUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCC GlobalCom Corporation on form 10QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Paul Licata, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief based on what I have been told by others:

         (1)  the Report complies with the requirements of section 13 (a) or 15
              (d) of the Securities Exchange act of 1934; and

         (2) the information in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By     /s/  Paul Licata
___________________________________
Paul Licata
President
August 19, 2002

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                              AS ADOPTED PURUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCC GlobalCom Corporation on form 10QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Mario Hernandez, Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1)  the Report complies with the requirements of section 13 (a) or 15
              (d) of the Securities Exchange act of 1934; and

         (2) the information in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


By     /s/  Mario Hernandez
___________________________________
Mario Hernandez
Controller
August 19, 2002

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                              AS ADOPTED PURUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCC GlobalCom Corporation on form 10QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Yolanda Tincher, Treasury/Budget Manager of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1)  the Report complies with the requirements of section 13 (a) or 15
              (d) of the Securities Exchange act of 1934; and

         (2) the information in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


By     /s/  Yolanda Tincher
___________________________________
Yolanda Tincher
Treasury/Budget Manager
August 19, 2002

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                              AS ADOPTED PURUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCC GlobalCom Corporation on form 10QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Robert W. Livingston, E.V.P./Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1)  the Report complies with the requirements of section 13 (a) or 15
              (d) of the Securities Exchange act of 1934; and

         (2) the information in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By     /s/  Robert W. Livingston
___________________________________
Robert W. Livingston
E.V.P./Chief Operating Officer
August 19, 2002

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                              AS ADOPTED PURUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCC GlobalCom Corporation on form 10QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Sonya Presley, V.P. of Administration of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1)  the Report complies with the requirements of section 13 (a) or 15
              (d) of the Securities Exchange act of 1934; and

         (2) the information in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By     /s/  Sonya Presley
___________________________________
Sonya Presley
V.P. of Administration
August 19, 2002

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                              AS ADOPTED PURUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCC GlobalCom Corporation on form 10QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Gary D. Pentecost, Director of mergers and Acquisitions of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief as to the information furnished by Gard D. Pentecost:

         (1)  the Report complies with the requirements of section 13 (a) or 15
              (d) of the Securities Exchange act of 1934; and

         (2) the information in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By     /s/  Gary D. Pentecost
___________________________________
Gary D. Pentecost
Director of Mergers and Acquisitions
August 19, 2002