Form 10QSB
period 2002-09-30
CCC GLOBALCOM CORP
filed 2002-11-14
CIK 854164

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                              ---------------------


                                   FORM 10-QSB
                                   -----------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2002

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

Common Stock outstanding at November 4, 2002 - 36,884,204 shares of $.001 par value Common Stock.

================================================================================

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                            CCC GLOBALCOM CORPORATION


                      For the Quarter ended September 30, 2002


The following financial statements and schedules of the registrant are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                                                                       Page of
                                                                     Form 10-QSB
                                                                     -----------

Item 1.  Financial Statements:

         Consolidated Balance Sheet - September 30, 2002                   3

         Consolidated Statements of Operations--for the
           three months and nine months ended
           September 30, 2002 and September 30, 2001                       4

         Consolidated Statements of Cash Flows - for the
           nine months ended September 30, 2002 and
           September 30, 2001                                              5

         Notes to Consolidated Financial Statements                        8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              14

Item 3.  Controls and Procedures                                          28


                           PART II - OTHER INFORMATION
                           ---------------------------
                                                                        Page
                                                                        ----

Item 1.           Legal Proceedings                                       28

Item 2.           Changes in the Securities                               29

Item 3.           Defaults Upon Senior Securities                         29

Item 4.           Submission of Matters to Vote of Security Holders       29

Item 5.           Other Information                                       29

Item 6(a).        Exhibits                                                29

Item 6(b).        Reports on Form 8-K                                     29

                  Signatures                                              30

                  Certifications                                          31

PART I - FINANCIAL INFORMATION
ITEM 1
Financial Statements
                                                       CCC GLOBALCOM CORPORATION
                                                      CONSOLIDATED BALANCE SHEET
                                                              SEPTEMBER 30, 2002
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
              Assets
              ------
Current assets:
     Cash and cash equivalents                               $          957,399
     Restricted cash                                                    564,638
     Accounts receivable, net of allowance
         of $1,507,137                                                4,607,133
     Prepaid expenses                                                   167,946
                                                             -------------------
         Total current assets                                         6,297,116

Property and equipment, net                                           2,791,465
Intangibles, net                                                      1,440,374
Other                                                                   446,445
                                                             -------------------

Total assets                                                 $       10,975,400
                                                             -------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
     Line of credit                                          $       16,598,304
     Accounts payable                                                14,471,699
     Accrued compensation and other                                     563,667
     Current portion of long-term debt                                1,166,549
     Excise taxes payable                                             3,135,910
     Accrued expenses                                                 1,260,980
     Deferred income                                                    426,570
                                                             -------------------
         Total current liabilities                                   37,623,679

Long-term debt                                                          685,732
                                                             -------------------

              Total liabilities                                      38,309,411
                                                             -------------------

Commitments and contingencies                                                 -

Stockholders' deficit:
     Common stock, $.001 par value, authorized 100,000,000
       shares; issued and outstanding 37,214,098 shares                   37,215
     Additional paid-in capital                                        9,709,655
     Accumulated deficit                                            (37,080,881)
                                                             -------------------
              Total stockholders' deficit                           (27,334,011)
                                                             -------------------
                                                             $        10,975,400
                                                             -------------------
--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                                                       CCC GLOBALCOM CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                  SEPTEMBER 30                SEPTEMBER 30
                          --------------------------   -------------------------
                              2002        2001            2002          2001
                          ------------ --------------   ------------ -----------

Net sales                 $ 6,836,281    3,087,026    $  21,207,222   6,316,100
Cost of services           (4,916,818)  (2,007,495)     (16,054,755) (3,861,525)
SG&A expenses              (4,179,905)  (2,444,111)     (14,653,167) (5,091,962)
Depreciation and
amortization expenses        (893,392)    (633,805)      (2,866,216) (1,154,761)
                          ------------ --------------   ------------ -----------

                          ------------ --------------   ------------ -----------
Loss from operations       (3,153,834)  (1,998,385)     (12,366,916) (3,792,148)
                          ------------ --------------   ------------ -----------
Other income (expense):
   Interest income                 73          445           11,778       1,688
   Interest expense          (349,149)    (240,096)      (1,027,228)   (380,491)
   Loss on abandonment of
   fixed assets            (2,312,266)           -       (2,312,266)          -
   Other, net                  (4,655)       1,038          (68,252)     24,353
                          ------------ --------------   ------------ -----------
                           (2,665,997)    (238,613)      (3,395,968)   (354,450)
                          ------------ --------------   ------------ -----------
Loss before provision
for income taxes:          (5,819,831)  (2,236,998)     (15,762,884) (4,146,598)
Income taxes                      350            -          (10,255)          -
                          ------------ --------------   ------------ -----------
    Net loss              $(5,819,481)  (2,236,998)    $(15,773,139) (4,146,598)
                          ------------ --------------  ------------- -----------
Loss per share -
basic and diluted         $     (0.16)       (0.07)    $      (0.44)      (0.13)
                          ------------ --------------   ------------ -----------
Weighted average shares -
basic and diluted          36,671,000   32,766,000       35,863,000  32,766,000
                          ------------ --------------   ------------ -----------

--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                                                       CCC GLOBALCOM CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                       -----------------------------------------
                                                  2002                  2001
                                       -----------------------------------------
Cash flows from operating activities:
   Net loss                            $       (15,773,139)    $     (4,146,598)
   Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
         Depreciation and amortization           2,866,216            1,154,761
         Bad debt expense                        1,260,767              177,444
         Stock issued for services                 420,000                    -
         Interest and fees added to
           line of credit                          993,072                    -
         Loss on sale/Abandonment of
         fixed assets                            2,312,266                5,805
         (Increase) decrease in:
            Restricted cash                       (154,307)                (375)
            Accounts receivable                    (22,204)            (672,359)
            Prepaid expenses                       460,651             (338,485)
            Other assets                          (122,662)              19,242
         Increase (decrease) in:
            Accounts payable                     8,257,170            1,272,371
            Accrued compensation and other         (49,532)             554,481
            Excise taxes payable                 1,893,172                    -
            Accrued expenses                       206,810                    -
            Deferred income                        139,688              (75,915)

Net cash provided by (used in)        ------------------------------------------
  operating activities                           2,687,968           (2,049,628)
                                      ------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment            (130,936)             (104,608)
   Acquisition of customer base                         -               (26,000)
   Purchase of Equalnet assets                          -              (500,000)
   Purchase of Omniplex assets                          -              (173,704)
   Purchase of switching equipment                      -              (750,000)
   Proceeds from sale of equipment                      -                 1,851
                                      ------------------------------------------
Net cash used in investing activities            (130,936)           (1,552,461)
                                      ------------------------------------------

Cash flows from financing activities:
   Payments on debt                              (212,440)              (10,000)
   Net increase (decrease) in line of
   credit                                      (2,129,954)              326,596
   Proceeds from issuance of stock                      -             2,343,176
                                      ------------------------------------------
Net cash (used in) provided by
  financing activities                         (2,342,394)            2,659,772
                                      ------------------------------------------

         Net increase (decrease) in cash          214,638              (942,317)

                                                       CCC GLOBALCOM CORPORATION
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


Cash, beginning of period                      742,761                1,113,759
                                      ------------------------------------------

Cash, end of period                   $        957,399      $           171,442
                                      ------------------------------------------


--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                                                       CCC GLOBALCOM CORPORATION
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                       CONTINUED
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                       -----------------------------------------
                                                  2002                  2001
                                       -----------------------------------------

Supplemental disclosure of cash flow information:

Cash paid during the period for:

     Interest                         $         61,674      $        380,491
                                      ------------------------------------------

     Income taxes                     $           0.00      $           0.00
                                      ------------------------------------------


         During the nine months ended September 30, 2002, the Company:

         o    Satisfied payables with the issuance of common stock for $442,496.

         o    Issued common stock to employees for compensation totaling
              $371,200.

         o Converted $500,000 of the RFC line of credit to common stock pursuant to the warrant agreement with RFC.

         o    Issued common stock in exchange for equipment totaling $162,500.

         o    Financed the purchase of software with debt totaling $441,119.

         o Satisfied a carrier payable with the transfer of customer base for $100,000.

         During the nine months ended September 30, 2001, the Company:

         o Purchased the assets of EqualNet Communications Corporation for $500,000 cash and assumption of $7,661,511 of debt.

         o Purchased the assets of Omniplex Communications Corporation for $173,704 cash and assumption of $8,125,000 of debt.

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

         Globaltel was organized under the laws of Colombia, to operate franchise stores and calling centers for people who do not have personal telephone service. The Company owns approximately 95 percent of the outstanding common stock of Globaltel. Globaltel's revenues for the first nine months of 2002 were $343,582 and its net income was $16,379. It has a working capital deficit of $12,509 as of September 30, 2002.

2.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim unaudited financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2001. The unaudited financial statements include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to fairly present the financial position as of September 30, 2002 and the results of operations and changes in financial position for the three months and nine month periods ended September 30, 2002 and 2001. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Loss Per Common Share

         The computation of basic loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 915,000 and 915,000 shares of common stock at a range of $3.50 to $5.00 per share were outstanding at September 30, 2002 and 2001 respectively, but were not included in the diluted loss per share calculation because the effects would have been anti-dilutive.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires an impairment test, at least annually, of goodwill and other intangibles determined to have an indefinite life and such assets are no longer to be amortized. SFAS No. 142 requires that an impairment test related to the carrying values of existing goodwill be completed within the first six months of 2002. The Company currently does not have goodwill on the balance sheet and therefore has not performed the test. The adoption of these accounting standards did not have a significant impact on its results of operations and financial condition for the periods ended September 30, 2002.

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

4.    PROPERTY AND EQUIPTMENT

      Property and equipment consists of the following:

        Switch equipment                                      $      1,279,011
        Computer hardware and software                               2,529,209
        Office equipment and other                                     186,118
        Furniture and fixtures                                         431,811
        Leasehold improvements                                          49,831
                                                              -----------------
                                                                     4,475,980
        Less accumulated depreciation and amortization              (1,684,515)
                                                              -----------------
                                                              $      2,791,465
                                                              -----------------

         Depreciation and amortization expense of fixed assets totaled $1,669,216 and $285,468 for the nine month periods ending September 30, 2002 and 2001, respectively.

5.    INTANGIBLES

         Intangibles consists of the following as of September 30, 2002:

        Customer base                                                3,089,374
        Less accumulated amortization                               (1,649,000)
                                                              -----------------
                        Intangibles, net                      $      1,440,374
                                                              -----------------

         Amortization expense of intangible assets totaled $1,197,000 and $869,293 for the nine month periods ending September 30, 2002 and 2001, respectively.

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

         Under the Loan and Security Agreement, the principal amount of the EqualNet Loan is not to exceed the lesser of (A) $10,000,000 and (B) the Availability Formula. As of September 30, 2002 the principal amount exceeded the availability formula by $2,922,561. The EqualNet Loan and Revolving Facility bears interest at prime plus 1.75% per annum (6.5% as of 09/30/02). The principal is due April 2, 2005. The Company is paying interest on a monthly basis. Beginning April 3, 2002, the Company began making twelve monthly installments of the deferred 1.75% interest. At September 30, 2002 the loan was in default on a number of covenants and the balance due was $8,516,329 (see discussion below).

         The Omniplex Loan and Revolving Facility bears interest at prime plus 2% per annum (6.75% as of 09/30/02). The principal is due August 31, 2005. Interest was deferred through February 28, 2002 and was repaid in six monthly installments that began March 1, 2002 with current interest charges paid monthly. At September 30, 2002 the loan was in default on a number of covenants and the balance due was $8,081,975 (see discussion below). Under the Loan and Security Agreement the principal amount of the Omniplex Loan is not to exceed the lesser of (A) $10,000,000 as reduced pursuant to the terms of the Warrant Agreement ($9,500,000 as of September 30, 2002) and (B) the Omniplex Borrowing Formula. As of September 30, 2002 the principal amount exceeded the availability formula by $4,951,076.

         The Company is in violation of certain covenants of the Amended and Restated Loan and Security Agreement with RFC Capital Corporation. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified the Company of an Event of Default under the loan. RFC has agreed to restructure the two revolving agreements. At the time of this filing, the Company has not received the loan documents. The restructuring should move a majority of the agreement to long-term debt and potentially resolve some of the violations of the loan covenants. At September 30, 2002, and as of the date of this filing, the Company was in violation of the following covenants: (1) the Company has withdrawn the maximum amount available under the loan, and allowed the principal of the loan to exceed the availability formula by approximately $7.9 million; (2) the Company is in violation of the minimum tangible net worth covenant of $3,000,000; (3) the Company has exceeded the allowed annual capital expenditure limit of $500,000; (4) the Company's current ratio is less than 1.5:1.0; (5) the Company has failed to timely file and pay federal, state and local sales and telecommunications taxes and (6) the Company has failed to make timely payments under lease obligations.

         Effective July 5, 2002, RFC Capital Corporation has, with the exception of its interest payment, transferred to the Company all cash receipts processed through their lockboxes. There is no guarantee that RFC Capital will continue to do so in the future. The amount due under the revolving line of credit has been classified as a current liability in our financial statements. The Company is currently renegotiating the terms and conditions however, there can be no assurance that the Company can successfully restructure its loan agreements.

         As of September 30, 2002, restricted cash represents deposits in lock boxes setup for the benefit of RFC Capital Corp. that have not been swept at month-end in the amount of $387,573 and deposits to secure letters of credit issued for the benefit of vendors in the amount of $177,065.

7.     ACCRUED EXPENSES

       Accrued expenses consisted of the following:

                                                              September 30, 2002
                                                              ------------------

        Accrued billing fees                                  $        185,184
        Customer deposits and accrued discounts                        133,537
        Accrued professional fees                                      129,159
        Accrued interest expense                                       302,983
        Accrued commissions                                            215,030
        Reserve for carrier disputes                                   295,087
                                                              ------------------
                                                              $      1,260,980
                                                              ------------------

8.    LONG-TERM DEBT

      Our long-term debt consists of the following as of September 30, 2002:

      Ironwood Note Payable, with interest at 8%. The
      note was due on May 30, 2002 with any accrued
      interest. Monthly payments of interest are due
      at month end. This note is secured by a second
      lien security interest in a portion of the
      Incomnet accounts receivable.                           $       660,409

      Unsecured note payable for priority tax claims
      to various government entities with an interest
      rate of 8%. Payments are to be made based on a
      schedule confirmed in the Incomnet bankruptcy
      reorganization plan through December 31, 2005.                  727,360

      Capitalized lease obligations                                   456,487

      Convertible note payable to an individual with
      interest at 12%. The note and accrued interest
      is due and payable in cash or the Company's
      common stock at the prevailing stock market
      price.                                                            8,025
                                                              ----------------
                          Total term debt                           1,852,281
                          Less current portion                     (1,166,549)
                                                              ----------------
                                      Long-term Debt          $       685,732
                                                              ----------------

      Future maturities of long-term debt are as follows:

        Years Ending September 30:

               2003          $      1,166,549
               2004                   344,386
               2005                   250,426
               2006                    90,920
               2007                         -
                             -----------------
                             $      1,852,281
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

9.    COMMITMENTS

Carrier Agreements

         The Company has entered, and will continue to enter, into contracts with various service providers for services, which will be resold to customers. The contracts currently in place have no material minimum commitment with the exception of Global Crossing and Qwest, which provide for a minimum commitment of $150,000 and $50,000 per month respectively for 12 months, and have automatic renewal provisions if prior written notice of termination is not provided. The Company has continually exceeded the minimum commitments of the agreements. In September 2002, MCI disconnected service to Ciera. The Company had become delinquent on its payments and was unable to make satisfactory payment arrangements with the carrier. MCI represented approximately 24% of our long distance service. Where possible, we were able to move the existing business to other carriers.

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

         The Company has also entered into an agreement that enables it to provide call detail records to an outside company that will invoice access charges to other carriers. The term is for 12 months with a monthly minimum of $2,000.

10.    RELATED PARTY TRANSACTIONS

Stock grants for services provided by shareholders

         The Company entered into consulting agreements with a company that is a shareholder and an affiliate of a former director and an individual that is a shareholder. The agreements called for consulting to be provided to the Company in exchange for stock. These services were performed during 2001. The Company issued 112,768 shares of common stock in 2002 for services performed under these consulting agreements. The Company recorded consulting expense of approximately $366,000 in 2001 related to these agreements. The Company approved the issuance of an additional 400,000 shares of common stock for additional consulting work performed in 2002. The Company recorded consulting expense of $48,000 in the third quarter 2002, related to these consulting services and all obligations with the party have been fulfilled.

Settlement and Release Agreement

         In August 2001, the Company entered into a Settlement and Release Agreement with the two officers of Ciera Network Systems, Inc. to settle and resolve differences related to the Ciera Purchase executed on May 3, 2000. The Company agreed to issue 400,000 shares of CCC GlobalCom stock to each officer. The shares were recorded as a liability at December 31, 2001 and March 31, 2002 and were approved for issuance in May 2002.

Consulting Agreement

         On September 1, 2002, the Company entered into a consulting agreement with the former Chief Executive Officer and current Chairman of the Board of CCC GlobalCom. The agreement called for consulting to be provided to the Company in exchange for cash compensation, expense reimbursement and office facilities. The Company recorded operating expenses of $16,000 in the third quarter 2002, related to this agreement. The Company also provides office facilities for another member of the Board of Directors.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis relates to our financial condition as of September 30, 2002 and the results of operations for the three months and nine months ended September 30, 2002 and 2001. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein as well as the "Cautionary Statement Regarding Forward-Looking Statements" in this Form 10-QSB.

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

         The Company is in violation of certain covenants of the Amended and Restated Loan and Security Agreement with RFC Capital Corporation. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified the Company of an Event of Default under the loan. RFC has agreed to restructure the two revolving agreements. At the time of this filing, the Company has not received the loan documents. The restructuring should move a majority of the agreement to long-term debt and potentially resolve some of the violations of the loan covenants. At September 30, 2002, and as of the date of this filing, the Company was in violation of the following covenants: (1) the Company has withdrawn the maximum amount available under the loan, and allowed the principal of the loan to exceed the availability formula by approximately $7.9 million; (2) the Company is in violation of the minimum tangible net worth covenant of $3,000,000; (3) the Company has exceeded the allowed annual capital expenditure limit of $500,000; (4) the Company's current ratio is less than 1.5:1.0; (5) the Company has failed to timely file and pay federal, state and local sales and telecommunications taxes and (6) the Company has failed to make timely payments under lease obligations.

         Effective July 5, 2002, RFC Capital Corporation has, with the exception of its interest payment, made 100% of cash receipts available to the Company. There is no guarantee that RFC Capital will continue to do so in the future. The amount due under the revolving line of credit has been classified as a current liability in our financial statements. The Company is currently renegotiating the terms and conditions however, there can be no assurance that the Company can successfully restructure its loan agreements.

         As of September 30, 2002, restricted cash represents deposits in lock boxes setup for the benefit of RFC Capital that have not been swept at month-end in the amount of $387,573 and deposits to secure letters of credit issued for the benefit of vendors in the amount of $177,065.

         On March 18, 2002, CCC GlobalCom entered into an agreement with PT. Telekomunikasi Indonesia, to expand VoIP traffic distribution and marketing of VoIP services with Indonesia-based Probis VoIP of Persero Telekomunikasi TBK (TELKOM), (Tokyo: POWL) the principal provider of telecommunications services in Indonesia. As a result of changing economic conditions that have forced changes to the proposed business plan, the company has decided not to pursue this strategy.

         In May 2002, the Board of Directors approved a Stock Incentive Plan
(Plan) to attract and retain key employees. The plan provides for 4,000,000 shares of stock to be made available for the plan. As of September 30, 2002, no options had been granted under the plan. We have granted options to purchase a total of 915,000 shares of our common stock to an officer, a former officer of the Company, and former Emerald Capital Investments, Inc. shareholder that were not under the Plan.

         On August 7, 2002, the Company signed a Letter of Intent to acquire Choctaw Communications Corporation, Inc., DBA Smoke Signal Communications. On September 3, 2002, the Company and Choctaw Communications agreed to mutually cancel the Letter of Intent.

         On August 22, 2002, the Company announced the Board of Directors had been expanded from three to ten members. The Company also announced the appointment of Paul E. Licata as Chief Executive Officer.

         In September 2002, the Company engaged a telecommunications consulting company, to help identify and correct billing processes. The engagement is focused on measuring and improving the accuracy and timeliness of customer billing and provisioning. We anticipate an increase in billing as a result of this initiative.

         During the nine months ended September 30, 2002, the Company issued 800,000 shares of common stock to employees for a cost of $371,200.

         In the quarter ended June 30, 2002, the Company purchased two long distance switches located in Miami, FL and plans to have operational during the first quarter 2003. In the Company's international operations, GlobelTel has grown the number of retail call centers to approximately 422. In November 2002, the Company added a number of specialty carriers for terminating services, which are expected to lower our cost.

         During the first nine months of 2002, CCC GlobalCom issued 2,287,768 shares of common stock to certain Directors, Officers and vendors. The issuance of these shares has been accounted for in the consolidated financial statements.

         The Company has had operating losses for every quarter since it began operations in June 2000. The auditor's opinion on the consolidated financial statements as of December 31, 2001, calls attention to substantial doubt about its ability to continue as a going concern. This means that they question whether the Company can continue in business. The Company is experiencing difficulty in paying its vendors, carriers and lenders on time, and it may continue to experience this difficulty in the future. If the Company is unable to pay its vendors, carriers and lenders on time, they may stop providing critical services or repossess critical equipment that the Company needs to stay in business.

         The Company has received disconnection notices for past due balances from significant carriers. It is our belief that certain amounts included in these past due balances are in error and are being disputed. As of September 30,2002, we had disputed $1,012,000 with various carriers. The financial statements do not reflect any adjustments to reduce liabilities for the impact of the unresolved claims. The Company is also in discussions with the carriers regarding extended payment terms for the undisputed balances. We believe that ultimately these discussions will result in lower monthly charges for CCC GlobalCom. However, there can be no assurances that we can successfully dispute the balance identified as in error or negotiate favorable payment terms for the remaining undisputed balances.

         In September 2002, MCI disconnected service to Ciera. The Company had become delinquent on its payments and was unable to make satisfactory payment arrangements with the carrier. MCI represented approximately 24% of our long distance service. Where possible, we were able to move the existing business to other carriers.

         The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has a working capital deficit as of September 30, 2002.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

         NET SALES. Revenues for the three months ended September 30, 2002 were $6,836,281 compared to $3,087,026 for the three months ended September 30, 2001. Revenues are the result of long distance and local telephone services, private line circuits, and pre-paid and post-paid calling cards. The increase of $3,749,255 in revenues for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 is mainly due to the acquisitions of Omniplex and Incomnet.

         COST OF SERVICES. For the three months ended September 30, 2002, the cost of services were $4,916,818 or 71.9% of sales compared to $2,007,495 or 65.0% of sales for the three months ended September 30, 2001. The increased cost of services was primarily attributable to the growth from acquisitions and the increased overhead during the transition. The Company expects to aggressively monitor its cost of services to obtain the lowest cost possible for providing the services to its customers.

         GROSS MARGINS. Gross margins were $1,919,463 for the three months ended September 30, 2002 compared to $1,079,531 for the three months ended September 30, 2001. The increase was due to the increase in customer base from the acquisitions.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative (SG&A) expenses were $4,179,905 or 61.1% of revenues for the three months ended September 30, 2002 compared to $2,444,111 or 79.2% of revenues for the three months ended September 30, 2001. The increase in SG&A expenses is due mainly to increased staffing, rent and professional fees. Although the total dollar amount of SG&A expenses are anticipated to increase as volume grows, management is aggressively looking at ways to reduce the cost as a percent of revenue for services provided to its customers.

         During the quarter ended September 30, 2002, the Company completed the closure of the Irvine, CA facility, acquired in the Incomnet asset purchase. The closure resulted in the layoff of accounting, customer service and other support staff. The Company incurred a one-time non cash write off of $2,312,266 for the abandonment of leasehold improvements and incurred $183,855 for certain personnel and lease related expenses. The Company reached an agreement with the landlord of the facility. For a $35,000 payment and forfeiture of a $48,000 security deposit, the Company was granted an early termination of the lease and released of any further liability under the lease agreement. It is estimated that the closing of the Irvine facility will save the company $2.4 million annually. The company still has certain assets in the Irvine facility. They include furniture and fixtures on the books for approximately $25,000 and a capital lease of an office phone system of approximately $76,000. We have an agreement with the landlord that allows us to keep the furniture, fixtures and telephone equipment in place in order to market the lease space and those assets.

         During the second quarter of 2002, the Company restructured the operations of the St. Louis, MO office. The Company vacated space that is under a sublease. We have forfeited a $45,000 security deposit and we are negotiating a termination to the sublease. All current liabilities related to the lease are reflected in the financial statements.

         LOSS FROM OPERATIONS. For the three months ended September 30, 2002, there was a loss from operations of $3,153,834 compared to a loss of $1,998,385 for the three months ended September 30, 2001. The increase in total loss from operations is the result of increased customer base with less gross margin and increased SG&A expenses to support the acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

         NET SALES. Revenues primarily consist of billings for long distance telephone services and local telephone services, private line circuits, and pre-paid and post-paid calling cards. Revenues for the nine months ended September 30, 2002 were $21,207,222 compared to $6,316,100 for the nine months ended September 30, 2001. The increase in sales largely arose from the significant number of customers acquired in the Asset Acquisitions mentioned above.

         COST OF SERVICES. Cost of services refers to the direct costs of telephone services. Cost of service for 2001 and 2002 includes primarily direct carrier related costs. For the nine months ended September 30, 2002, cost of services were $16,054,755 or 75.7% of sales compared to $3,861,525 or 61.1% of sales for the first nine months ended September 30, 2001. The increased cost of services is due mainly to the acquisitions and management is aggressively dealing with the increased costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and the salaries of the personnel to support our operations. SG&A expenses for the nine months ended September 30, 2002 were $14,653,167 or 69.1% of sales compared to $5,091,962 or 80.6% of sales for the nine months ended September 30, 2001. The increase in SG&A expenses is largely due to the operations acquired in the Asset Acquisitions mentioned above and certain one time integration costs. SG&A in 2002 includes approximately: (a) $7,305,000 in payroll and benefit related expense; (b) $756,000 in supplies; (c) $1,131,000 in facilities expense; (d) $395,000 in taxes and insurance; and (e) $3,806,000 in administrative and professional expense. Included in these expenses is $184,000 for personnel and facilities cost due to the closing of the Irvine facility.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to the property and equipment obtained through the Asset Acquisitions mentioned above.

         OTHER EXPENSES. For 2002, other expenses of approximately $3,396,000 consisted primarily of interest of which approximately $993,000 was attributable to the RFC loan agreement, and the abandonment of the California office leasehold improvements in the amount of $2,312,000.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2002, cash flow from operations was approximately $2,688,000, primarily due to the substantial increases in trade accounts payable and excise taxes payable.

         During the nine months ended September 30, 2002, the Company acquired approximately $131,000 in equipment, which was not financed through the issuance of equity or capital lease arrangement. Additional cash outflows included payments of approximately $213,000 towards our capital lease obligations and payments on our line of credit of approximately $2,130,000.

         Altogether, our net operating, investing and financing activities during the nine months ended September 30, 2002 increased cash approximately $215,000. Our working capital deficit at September 30, 2002 was approximately $31,327,000. This represents an increase in deficit of approximately $9,759,000 from the working capital deficit of $21,568,000 at December 31, 2001.

         The current liabilities include a total of approximately $8,751,000 owed to various carriers, most of which is significantly past credit terms. In addition, the current liabilities include approximately $5,721,000 of amounts owed to various other trade vendors and carriers, most of which is significantly past credit terms. We currently do not have sufficient cash to bring our vendors back to current terms.

         Until we produce consistent positive cash flows from operations, and reduce or eliminate our working capital deficit, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service our debt requirements, or to purchase equipment to be used in the growth of our business. We will need to raise additional capital to pay vendors and carriers, to service debt requirements and purchase equipment. We do not consistently pay our suppliers and carriers on time, some of which are critical to our operations. Most of our suppliers and carriers are significantly past credit terms. Certain vendors and suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

         Since we have produced negative EBITDA results during 2001 and during the first nine months of 2002, we will most likely need to achieve positive EBITDA in order to obtain any significant amounts of debt funding to meet our capital expenditure and working capital needs. As such, we will need to complete additional private placements in order to raise the funds needed. Although capital markets have been difficult, we have shown an ability to raise funds in the past. In May 2001, we raised, net of issuance costs, $2,331,706 through a private placement memorandum. Although we have been successful in raising funds in the past, there are no assurances that we will be able to continue to do so.

         We expect our network development will require funds to build our comprehensive information technology platform, to support and enhance the provisioning, billing and installation of new and existing customers and to purchase and install network equipment. We will also be required to fund our operating losses and working capital as well as possible expenditures associated with market expansions and potential acquisitions of businesses or assets. In addition, we will require funds to pay our current future minimum lease obligations under noncancelable operating and capital leases and future minimum commitments under long-term contractual obligations associated with maintenance and service agreements. Such future minimum commitments are as follows (in thousands):

Period Ending            Operating lease Capital Other long-term  Total minimum
September 30, 2002        obligations     lease    contractual      long-term
                                        obligation  obligations     obligations

2002                    $       130    $   113     $     694     $      937
2003                            414        158           836          1,408
2004                            380        158           179            717
2005                             36         27            99            162
2006                             36          -            83            119
Thereafter                       24          -             7             31
                        -----------   -----------  -----------   -----------
Total future minimum long
Term obligations        $     1,020   $    456     $   1,898     $    3,374
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

         We Have A History Of Operating Losses, And We May Not Be Able To Be Profitable In The Future. We have incurred significant operating and net losses in the past and expect to continue to incur losses in the future as we deploy our network, expand our service offerings and enter new markets. For the year ended December 31, 2000, the Company had a net loss of $1,789,567. For the year ended December 31, 2001, CCC GlobalCom had a net loss of $18,790,367. For the nine months ended September 30, 2002, CCC GlobalCom had a net loss of $15,773,139. As we expand our operations, we expect our negative cash flow, operating losses and net losses to continue for the foreseeable future. We cannot assure you that our revenues will grow or that we will achieve profitability in the future. If we continue to generate losses without obtaining additional funding, our ability to pursue our business strategy may be restricted. We have never been profitable and do not expect to become profitable in the near future. We have invested and will continue to invest significant amounts of money in our network and personnel in order to maintain and develop the infrastructure we need to compete in the markets for our services and achieve profitability.

         We Have Limited Assets And Additional Capital Will Be Required. As of September 30, 2002, we had, on a consolidated basis, total assets of approximately $10,975,400. There can be no assurance that we will realize positive cash flow from operations in the foreseeable future. Furthermore our business plan provides that we will attempt to complete additional acquisitions. We believe that we will be required to raise additional capital in order to fund our business plan during the next 24 months. There can be no assurance that additional financing would be available to us, or, if available, that it could be obtained on acceptable terms. We have financed our operations almost exclusively through debt and private sales of securities. Since we are losing money, we must raise the money we need to continue operations and expand our network either by selling more securities or borrowing money. If we are not able to raise additional money, we will not be able to implement our strategy for the future, and we will either have to scale back our operations or shut down all of our operations. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures and could have a material adverse effect on us.

         We Must Expand And Operate Our Network. Our success and ability to increase our revenues depends upon our ability to deliver telecommunication services, which in turn, depends on our ability to integrate new and emerging technologies and equipment into our network and to successfully expand our network and to increase the number of our customers significantly.

         The Telecommunications Market Is Highly Competitive, And We May Not Be Able To Effectively Compete. The telecommunications industry is highly competitive and is affected by the introduction of new services by, and the market activities of, major industry participants. Most of our other current competitors are substantially larger and have greater financial, technical and marketing resources than we do. We have not achieved, and do not expect to achieve, a significant market share for any of the telecommunication services we offer. Many of our competitors have the following advantages over us:

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

         We May Face Resistance By Potential Customers To Enter Into Service Arrangements With Us May Reduce Our Ability To Increase Our Revenue. The success of our telecommunications service offerings will be dependent upon, among other things, the willingness of customers to accept us as a new provider of voice and data services. Many of our potential customers have entered into term contracts with incumbent telephone providers that have penalties for early termination, which our potential customers may not want to incur. In addition, potential customers may not want to change their existing service providers for a variety of reasons such as:

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

         The Need For Adequate Back Office Operations Is Critical To Our Success. Sophisticated back office processes and information management systems are vital to our growth and our ability to bill customers accurately, initiate service for customers, achieve operating efficiencies and improve our operating margins. Our plans to develop and implement these back office and customer service systems rely, for the most part, on choosing products and services offered by third-party vendors and integrating these products and services into our operations. We cannot assure you that these systems will perform as expected as we grow our customer base. In addition, our right to use these systems depends upon license agreements with third-party vendors. If these vendors elect to cancel or not renew some or all of these license agreements, our business may be adversely affected. Some of the risks associated with our back office and customer service systems include:

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

         Development And Possible Inability To Manage Growth. We are in the early stages of operations. Our success will depend, among other things, on substantial increases in customer base, on our ability to engage in business in foreign markets, on the execution of agreements with the owners of long distance lines or distribution channels, on obtaining of governmental permits, and on subsequent developments in state and federal regulations. In addition, the expansion of our business will involve acquisitions, which could divert the resources and management time and require integration with our then existing operations. There can be no assurance that any acquired business will be successfully integrated into our operations or that any such acquisition will meet our expectations. Our future performance will depend, in part, upon our ability to manage our growth effectively, which will require us to implement and improve our operating, financial and accounting systems, to expand, train and manage its employee base and to effectively manage the integration of acquired businesses. These factors and others could adversely affect the expansion of our customer base and service offerings. Our inability either to expand in accordance with our plans or to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

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

         Reliance In Third Parties To Provide Telecommunications Products And The Installation And Field Services That Are Critical To Our Business Success. Because we depend on third-party vendors, we do not have guaranteed capacity or control over delivery schedules, quality assurance, production yields and costs. If any of our vendors reduces or interrupts its supply of products, or if any significant installer or field service provider interrupts its service to us or fails to perform to required specifications, our business could be disrupted, which could cause us to lose customers. In addition, our suppliers may be unable to manufacture and deliver the telecommunications products we require. If this were to occur, we might be unable to deploy our network in a timely manner, thus reducing our ability to compete.

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

         Successful Integration Critical To Reduce Costs And Increase Revenue. As part of our business strategy, we seek to expand through investments in or the acquisition of other businesses that we believe are complementary to our business. Although we regularly engage in discussions relating to potential acquisitions, we are unable to predict whether any acquisitions will actually occur. If we acquire companies, networks or other complementary assets as part of our expansion plan, we will be subject to the risks generally associated with acquisitions. Our ability to complete acquisitions will depend, in part, on our ability to finance the acquisitions (including the costs of acquisition and integration). Our ability may be constrained by our cash flow, the level of our indebtedness at the time, restrictive covenants in the agreements governing our indebtedness, conditions in the securities markets and other factors, some of which are not within our control. If we proceed with one or more acquisitions in which the consideration consists of cash, we may use a substantial portion of our available cash to complete the acquisitions. If we finance one or more acquisitions with the proceeds of indebtedness, our interest expense and debt service requirements could increase materially. Furthermore, if we use our common stock as consideration for acquisitions, our stockholders would experience dilution of their ownership interests represented by their shares of common stock. The financial impact of acquisitions could materially affect our business and could cause substantial fluctuations in our quarterly and yearly operating results.

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

         Ability To Continue As A Going Concern. As a result of our financial condition, our independent auditor included an explanatory paragraph in its report on our consolidated financial statements for the period ended December 31, 2001, with respect to our ability to continue as a going concern. Our ability to continue in the normal course of business is dependent upon its access to additional capital and the success of future operations. Uncertainties as to these matters raised substantial doubt about our ability to continue as a going concern at the date of such report.

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

         Revenue Recognition. We recognize revenue in accordance with all applicable accounting principles generally accepted in the United States of America including SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. The application of SAB 101 requires management's judgment on the amount and timing of revenue recognition. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

ITEM 3

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

         There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings. To the best knowledge of the Company's management, the Company is not a party to any legal proceeding or litigation. However, the Company is a party to litigation in efforts to collect monies due the Company of any monetary significance.

         Item 2. Changes in Securities and Use of Proceeds. None

         Item 3. Defaults by the Company on its Senior Securities. The Company is in violation of certain covenants of the Amended and Restated Loan and Security Agreement with RFC Capital Corporation. Accordingly, the loan balance has been classified as current on the financial statements. At the present time, the Lender has not notified the Company of an Event of Default under the loan. RFC has agreed to restructure the two revolving agreements. At the time of this filing, the Company has not received the loan documents. The restructuring should move a majority of the agreement to long-term debt and potentially resolve some of the violations of the loan covenants. At September 30, 2002, and as of the date of this filing, the Company was in violation of the following covenants: (1) the Company has withdrawn the maximum amount available under the loan, and allowed the principal of the loan to exceed the availability formula by approximately $7.9 million; (2) the Company is in violation of the minimum tangible net worth covenant of $3,000,000; (3) the Company has exceeded the allowed annual capital expenditure limit of $500,000; (4) the Company's current ratio is less than 1.5:1.0; (5) the Company has failed to timely file and pay federal, state and local sales and telecommunications taxes and (6) the Company has failed to make timely payments under lease obligations.

         Recently RFC Capital Corporation has made 100% of cash receipts, with the exception of its interest payment, available to the Company. There is no guarantee that RFC Capital will continue to do so in the future. The amount due under the revolving line of credit has been classified as a current liability in our financial statements. There can be no assurance that the Company can successfully restructure its loan agreements.

         The Company has not obtained a waiver and has classified the loan as current.

         Item 4. Submission of Matters to Vote of Security Holders. None.

         Item 5. Other Information. None.

         Item 6(a). Exhibits.
                    Exhibit 99.1 Certification of Chief Executive officer
                    Exhibit 99.2 Certification of Chief Financial Officer

         Item 6(b). Reports on Form 8-K.

         On August 28, 2002, the Company filed an 8-K announcing the addition of seven members to the Board of Directors and also announced the appointment of Paul E. Licata as Chief Executive Officer.

SIGNATURES
----------

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CCC GLOBALCOM CORPORATION


Date November 14, 2002                      By  /s/ Paul E. Licata
                                            -----------------------------
                                            Paul E. Licata
                                            Chief Executive Officer
                                            /Principal Executive Officer



Date November 14, 2002                      By  /s/ Clifford J. Bottoms
                                            ----------------------------
                                            Clifford J. Bottoms
                                            Chief Financial Officer
                                            /Principal Financial Officer

             CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul E. Licata, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of CCC GlobalCom Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (September 30, 2002); and

         o presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         o all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By  /s/ Paul E. Licata
-----------------------
Paul E. Licata
Chief Executive Officer
November 14, 2002

             CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Clifford J. Bottoms, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of CCC GlobalCom Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (September 30, 2002); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         o all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By  /s/ Clifford J. Bottoms
---------------------------
Clifford J. Bottoms
Chief Financial Officer
November 14, 2002