Form 10KSB
period 2002-12-31
CCC GLOBALCOM CORP
filed 2003-04-15
CIK 854164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-KSB

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 033-303365C

                                   -----------

                            CCC GLOBALCOM CORPORATION
           (Name of Small Business Issuer as specified in its charter)

           Nevada                                       36-3693936
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                     1250 Wood Branch Park Drive, 6th Floor
                                 Houston, Texas
                                      77079
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (281) 529-4600

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

                                   -----------

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |X| No |_|

         The Issuer's revenues for the fiscal year ended December 31, 2002 were $26,722,393.

         As of March 25, 2003, 37,247,251 shares of the Issuer's common stock were issued and outstanding of which 16,050,457 were held by nonaffiliates. As of March 25, 2003, the aggregate market value of shares held by nonaffiliates (based upon the average of the closing ask and bid prices reported by the OTC Electronic Bulletin Board of $0.04) was approximately $642,000.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains certain statements, such as statements regarding CCC GlobalCom Corporation's ("CCC GlobalCom's") future plans, that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our expectations, beliefs, or strategies regarding increased future revenues and operations, and certain statements contained under "Business" concerning our future business plans.

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

         o    an expansion of land-based communications systems;

         o    our significant indebtedness;

         o the availability and terms of capital to fund our operations and the expansion of our business;

         o    risks of international business;

         o    regulatory risks in the United States and internationally;

         o    contingent liabilities;

         o    uncertainties regarding the collectability of receivables;

         o risks associated with debt service requirements and our financial leverage;

         o    uncertainties associated with the success of acquisitions;

         o    loss of significant vendor carriers;

         o    ability to pay vendors and taxing authorities timely;

         o    the ongoing war on terrorism;

         o    and other factors referenced in this Report; and

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


                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
ITEM 1.    DESCRIPTION OF BUSINESS.................................................................................5
           General.................................................................................................5
           Acquisitions............................................................................................5
           Divestitures............................................................................................6
           Business................................................................................................6
           Overview................................................................................................6
           Industry................................................................................................7
           Description of Services.................................................................................8
ITEM 2.    PROPERTIES.............................................................................................14
ITEM 3.    LEGAL PROCEEDINGS......................................................................................14
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................14
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS...........................15
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION.............................................16
           General................................................................................................16
           Results of Operations..................................................................................19
           Liquidity and Capital Resources........................................................................21
           Liquidity Assessment...................................................................................21
           Inflation..............................................................................................22
           Forward Outlook and Risks..............................................................................22
           Critical Accounting Policies...........................................................................26
           New Accounting Pronouncements..........................................................................28
           Certain Related Party Transactions.....................................................................28
ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................28
ITEM 8.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................29
ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
           THE EXCHANGE ACT.......................................................................................29
ITEM 10.   EXECUTIVE COMPENSATION.................................................................................31
           Compensation Summary...................................................................................31
           Options/SAR Grants in Last Fiscal Year.................................................................33
           Aggregate Option Exercises and Number/Value of Unexercised Options.....................................33
           Compensation of Directors..............................................................................33
           Employment Agreements..................................................................................33
           2001 Stock Incentive Plan..............................................................................34
           Long-term Incentive Plan Awards........................................................................34
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................35
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS...................................................36
           Employment Agreements-CCC GlobalCom Officers...........................................................36
           Stock Bonus to Officers................................................................................36
           Employment Agreements-Ciera Officers...................................................................37
           Settlement and Release Agreement.......................................................................37
           Services Provided by Affiliate of an Officer...........................................................37
           Consulting Agreement with Shareholder..................................................................37
           Stock Grants for Services Provided by Shareholders.....................................................37
           Consulting Services Provided by a Board Member.........................................................37
ITEM 13.   EXHIBITS,  AND REPORTS ON FORM 8-K.....................................................................38
ITEM 14.   CONTROLS AND PROCEDURES................................................................................38

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

         CCC GlobalCom Corporation ("CCC GlobalCom") ("the Company"), a Nevada corporation, is an Integrated Communications Provider (ICP) that provides a range of communication services to both U.S. and international residential and business customers. We are primarily a switch-based company, which means we use a strategic deployment of network switches to provide communication services to our long-distance customers. We also purchase local telephone communication services from Incumbent Local Exchange Carriers (ILECs) on a wholesale basis. In most cases, these other providers are transparent to our customers. The use of our own switches reduces our overall service costs. Our core business is communication services, which includes long-distance voice and data, local service, and calling cards.

         During 2001 and 2002, CCC GlobalCom issued 1,805,147 and 2,287,768, respectively, shares of common stock to certain Directors, Officers, vendors, and lenders for services and goods. The issuance of these shares has been accounted for in the consolidated financial statements by recording an expense for the fair value of such shares based on the market price at the date of the transaction.

         We have had operating losses for every quarter since we began operations in June 2000. The auditors' opinion on our consolidated financial statements as of December 31, 2002, calls attention to substantial doubts about our ability to continue as a going concern. This means that they question whether we can continue in business. We have experienced difficulty in paying our vendors, lenders, and taxing authorities on time in the past, and may experience difficulty in the future. If we are unable to pay our vendors, lenders, taxes, and taxing authorities on time, they may stop providing critical services or repossess critical equipment that we need to stay in business.

         The Company has taken and continues to take actions to reduce operating losses and improve liquidity. The Company has closed operations and facilities in Irvine, California, St. Louis, Missouri, and Cape Girardeau, Missouri; reduced the number of employees from 133 to 89; added voice over the Internet
(VoIP) capabilities thereby, reducing carrier costs; and eliminated nonessential operating expenses. The Company has signed an Amended and Restated Loan Agreement with RFC Financial Corporation that provides for a revolving line of credit and also refinanced $14,000,000 of line of credit to term notes. The Company is not in compliance with a certain loan covenant but has not been notified by RFC Financial Corporation of an event of default. See Management's Discussion and Analysis for Plan of Operation for additional disclosure.

         We serve as a holding company for our subsidiaries' operations. References herein to CCC GlobalCom, "Company", "we", "our", or "us" include CCC GlobalCom Corporation and our subsidiaries, unless the context otherwise requires.

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

         EQUALNET COMMUNICATIONS CORP. On April 5, 2001, we acquired certain assets of EqualNet Communications Corp., EqualNet Corporation and USC Telecom, Inc. (collectively referred to as "Equalnet"). The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to Equalnet's long-distance business, customer service business, and telephone debit, sales and service business. The purchase price of $8,161,511 was paid with available cash and proceeds from a revolving credit facility of $7,500,000 from RFC Capital, a division of Textron Financial. In a related transaction, CCC GlobalCom purchased three switches used in the Equalnet long-distance business for $750,000 from d-Tel Network, L.L.C., a company controlled by the Chairman of the Board of Equalnet. At the time of the acquisition of these assets, Equalnet was subject to the jurisdiction of the United States Bankruptcy Court and the purchase transaction was approved by such court.

         OMNIPLEX COMMUNICATIONS, LLC. On September 11, 2001 we acquired certain assets of Omniplex Communications Corporation. The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to Omniplex's commercial local and long-distance telecommunications business. The purchase price of $8,298,704 was paid with proceeds of $8,125,000 from a revolving credit facility from RFC Capital, a division of Textron Financial, and the balance with available cash. In connection with the acquisition, a term sheet was drafted whereby the lender agreed in principle to exchange $1,000,000 of its debt for warrants to purchase our common stock at $4.00 per share. The details of the warrants were finalized in March 2002 and effective on September 7, 2001. In March 2002, debt to RFC was reduced $500,000 pursuant to the terms of the warrant agreement. At the time of the acquisition of these assets, Omniplex was subject to the jurisdiction of the United States Bankruptcy Court and the purchase transaction was approved by such court.

         INCOMNET COMMUNICATIONS CORPORATION. On November 30, 2001, we acquired substantially all of the assets of Incomnet Communications Corporation (Incomnet). Incomnet was a long-distance service reseller authorized to conduct business in 49 states. In addition to long-distance telephone service, Incomnet offered, through a strategic partnership with Qwest, high-speed Internet access and web hosting, Virtual Private Networks, Frame Relay/ATM, Internet-based unified messaging, ISDN and xDSL services. The purchase price for the acquired assets was $6,028,695, payable as follows: (1) $1,750,000 cash at closing from the proceeds of a revolving line of credit with RFC Capital; (2) a note payable for $750,000, bearing interest at 8% maturing on May 30, 2002; (3) 125,000 shares of CCC GlobalCom common stock; and (4) the assumption of certain liabilities which totaled $3,028,695.

         We are continuing to prudently evaluate other opportunities that offer us operational synergies, increased revenues or expanded distribution.

Divestitures

         CCC GLOBALTEL de COLOMBIA, SA. On March 18, 2003, we entered into an agreement with Teleinversiones Ltda. ("Teleinversiones"), a limited liability company organized under the laws of Colombia and domiciled in Bogota, Colombia, to sell 100% of our interest in CCC GlobalTel de Colombia. The terms of the agreement call for Teleinversiones to pay CCC GlobalCom $170,000 (less 15% - Colombian income and remittance tax) immediately and $10,000 on the first and second anniversary dates of the signed agreement. The sale is pending approval of the board of directors and will be accounted for in the first quarter 2003, if approved.

Business

         Following is a description of our business.

         Our assets include network assets such as voice switches, which are used to forward audio and data information from one point to another, prepaid calling card switches that can be used for prepaid 1+ dial access as well as prepaid calling cards, and also include cash, investments, accounts receivable, furniture, fixtures and equipment, tariffs, certain intangible assets, other long-term assets and other current assets.

Overview

         Our business includes:

         o    commercial local voice services;

         o    residential local voice services;

         o    commercial long-distance voice services;

         o    residential long-distance voice services; and

         o    prepaid calling card (debit card) services.

         We believe we are positioned to offer traditional communication services to customers in selected niche markets in the U.S. and Mexico.

         We have four voice switches that connect into multiple provider fiber networks, which provide us with significant cost savings. These switches are located in Houston, Texas, Los Angeles, California and Miami, Florida. The locations of these switches provide us with access to major carriers of international traffic to the Pacific Rim, Central America, South America and Mexico. During FY 2002 we added voice over the Internet (VoIP) capabilities and plan to use more VoIP technology in FY 2003.

         Using our three prepaid calling card switches in combination with our voice switches and local voice services allows us to offer a wide array of prepaid services. The prepaid services offered include traditional calling card, prepaid calling card, and prepaid 1+ long distance. We believe the ability to bundle these services, combined with the convenience of use, differentiates our offerings from those of our competitors and meets this niche market's unique needs.

         Using our internal support infrastructure we intend to continue providing high-quality customer service. We are continuing to invest in our customer support, billing and provisioning systems to provide the customer with a smooth transition to our services and a personalized approach to on-going support.

         We are positioning CCC GlobalCom for pursuing high growth in targeted niche markets of our industry, primarily Hispanic and Latin American markets. We believe this focus, combined with our extensive switch-based network assets and broad product offering, should allow us to penetrate these targeted niche markets in the U.S., Mexico and Latin America.

Industry

         LOCAL SERVICE. The communication services industry continues to change, which provides opportunity and risk to the companies competing in these markets. The Telecom Act provided significant opportunity for our business by opening the U.S. local service markets to competition, but also adds significant risk by allowing the traditional local phone companies to provide in-region, long-distance services.

         LONG DISTANCE SERVICE. Retail long-distance minutes and other basic communication services have experienced a decline in price resulting from competitive pressures, the introduction of more efficient networks and advanced technologies, product substitution, and deregulation. Competition for these products is based on price as well as on other differentiating factors, such as: range of services offered, bundling of products, customer service, and communications quality, reliability and availability.

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

         LEVERAGE   SALES   CHANNELS:   We  intend  to  enhance   our   existing
telemarketing, agent and affinity distribution channels to grow our customer base, enhance customer retention and expand our consumer product offerings.

         EXPAND LOCAL SERVICES: We intend to continue to leverage the margins provided by the Unbundled Network Elements and to market to specific niche groups in selected areas.

         LEVERAGE OPERATIONS SUPPORT SYSTEMS AND AUTOMATION: We intend to continue to improve operation support systems and increase automation to improve efficiency, enhance customer service and develop a platform for more value-added services.

         EXPAND DEPLOYMENT OF VOICE SWITCHES: We intend to continue to expand our deployment of existing voice switches to provide services at competitive rates. We intend to move our technology to a VoIP environment during FY 2003.

         TARGET SELECTED NICHE MARKETS: We intend to focus our sales and marketing efforts on selected niche markets. We plan to only target niche markets in which we can deliver superior service for a reasonable return. Our current targeted markets include small- and medium-sized businesses, SOHO (small office, home office) and Mexican businesses in the business markets, and Hispanics and Latin Americans in the consumer markets. We believe these markets have traditionally been underserved by the incumbent telephone companies. Markets targeted for 2003 are Texas, California and Florida.

         OFFER  COMPETITIVELY-PRICED  PRODUCTS:  We  intend  to offer  our niche
markets  value-based   products.  We  believe  that  customer  satisfaction  and
retention are closely aligned with the customer's perception of value received.

         MAXIMIZE CUSTOMER RETENTION: We intend to continue to provide a higher level of customer service than our small- and medium-sized customers have traditionally  experienced.  We  believe  that by  developing  and  providing  a positive customer experience we will improve customer satisfaction and retention. We intend to continue prudent investment in our customer care, provisioning and billing systems and processes.

Description of Services

         Our services include long-distance voice communications, local voice communications, prepaid calling card, and wholesale communications services, as well as prepaid wireless services.

         LONG-DISTANCE VOICE COMMUNICATIONS: We offer domestic and international voice services, including basic long distance, collect calling, operator assistance and calling card (including prepaid cards), toll free 800 services, and directory services. Long-distance voice services are offered individually or combined as a bundle with other services such as local voice services. Long-distance voice services are also offered as prepaid or postpaid products. Our penetration into the long-distance voice market has been supported by our telemarketing, direct sales, agent sales and affinity sales channels. We estimate that our market share is less than 1%.

         CONSUMER LOCAL VOICE COMMUNICATIONS: We have aggressively, yet prudently expanded our local service, by selectively entering local exchange markets, including Arkansas, California, Florida, Missouri, Oklahoma, Texas and Utah. We provide local toll and switched access services to residential and small business customers, typically through Unbundled Network Elements leased from a traditional Incumbent Local Exchange Carrier (ILEC). We usually lease the underlying ILEC network by paying the ILEC a monthly fee for the local loop to the customer and a per-minute fee for usage. This mode of service delivery enables us to lower the cost of providing call origination, as well as providing us with call termination revenue. For those residential customers who subscribe to both local and long-distance services, we offer an "all-distance" calling plan that bundles the services at an attractive price for the customer and enhances customer retention.

         The consolidated local and long-distance subscribers can deliver up to three times the lifetime revenue of standalone long-distance customers due to much higher monthly spending and lower subscriber churn. We estimate that our market share in these markets is less than 1%.

Marketing Strategy

         Our marketing strategy is to focus on ethnic (Hispanic) small- to medium-sized commercial customers who utilize multiple communication services and multiple communication devices, high-value residential end-user customers and the low-end residential customer (for prepaid services) in the targeted niche markets. Our goal is to be an Integrated Communication Provider managing all aspects of the customer's communication services. This strategy allows us to offer cross-promotional discounts to customers resulting in increased customer satisfaction and retention.

         We believe that product "bundling" offers the opportunity to compete effectively, uncover new revenue potential and diversify into other services. Being the sole provider also translates into one bill, one point of customer contact and a major value proposition for consumers. We will offer the same "bundled" services on a wholesale basis to agents and resellers of communication products and services. The delivery of these "bundled services" can be attained through typical distribution channels such as resellers, agents, store front locations and telemarketing. Other nontraditional sales channels would include the sale of such services over the Internet.

         By acquiring smaller resellers who have single product customer bases and limited growth resources we believe we can leverage our investment in such companies by recontacting these customer bases and selling these customers additional services.

Sales

         We are currently marketing our services in a variety of methods including (i) independent agents selling our services; (ii) telemarketing; (iii) wholesale sales of services; and (iv) local advertising campaigns.

Contracts

         The Company has entered, and will continue to enter, into contracts with various service providers for services which will provide the network to connect our switching equipment providing long-distance services and other agreements with ILECs (Incumbent Local Exchange Carriers) to provide local telephone service on both a facilities-based and resold basis. The contracts currently in place have no material minimum commitment with the exception of Global Crossing, which provides for a minimum commitment of $150,000 per month for 12 months. The Company believes it has sufficient contracts in place to handle its current business levels. The Company has received disconnection notices for past due balances from significant carriers. See Legal Proceedings disclosure and Management's Discussion and Analysis for Plan of Operation disclosure for more information.

         In addition, the Company has entered into agreements that enable us to provide call detail records and related charges to a Local Exchange Carrier
(LEC) and a national billing consolidator so our customers can be billed on their local phone bill for long-distance charges. These agreements require the Company to purchase an annual minimum level of service of approximately $157,500 and $99,000 and have terms of 12 and 36 months.

Billing Services

         Sophisticated information processing systems are vital to our growth and our ability to add new customers and new products, monitor costs, render monthly invoices for services, process customer orders, provide customer service and achieve operating efficiencies. We have selected InfoDirections' CostGuard billing software to provide our billing services. We prepare and deliver a single, integrated and comprehensive invoice for all the services we provide. We believe this billing system will differentiate us from other companies offering "bundled services." Unlike many other billing systems, this service delivers a single invoice for an integrated comprehensive suite of voice, data, wireless, conferencing and local services.

Competition

         The communications industry is highly competitive. We will compete with many companies such as national and regional communication companies, Regional Bell Operating Companies ("RBOCs"), Verizon and its affiliated companies (collectively, the "Verizon Companies"), Incumbent Local Exchange Carriers ("ILECs"), Competitive Local Exchange Carriers ("CLECs"), national, and regional and local communication services resellers, microwave and satellite carriers, wireless communications providers and private networks built by large end users. Potential competitors (using similar or different technologies) include cable television companies, utilities and RBOCs outside their current local service areas. In addition, we anticipate future competition from large long-distance carriers, such as AT&T, MCI WorldCom ("MCI") and Sprint Corporation ("Sprint"). These companies have begun to offer integrated local and long-distance communication services. Several companies have begun to offer communications services over the Internet at rates substantially below current long-distance rates. Companies offering communication services over the Internet could enjoy a significant cost advantage because at this time they do not pay carrier access charges or universal service fees.

         As a recent entrant in the integrated communications service industry, we have not achieved and do not expect to achieve a significant market share for any of our services. In particular, the RBOCs, the Verizon Companies and other local telephone companies have several advantages over us including:

         o    long-standing relationships with their customers;

         o financial, technical and marketing resources substantially greater than ours;

         o the potential to subsidize competitive services with revenues from a variety of businesses; and

         o existing regulations that favor the ILECs over us in certain respects.

         The long-distance telecommunications industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate, as customers frequently change long-distance providers in response to the offering of lower rates or promotional incentives by competitors. We compete with major carriers such as AT&T, MCI WorldCom and Sprint, as well as other national and regional long-distance carriers and resellers, many of whom are able to provide services at costs that are lower than our current costs. We believe the principal competitive factors affecting the long-distance industry operations today are:

         o    pricing;

         o    customer service;

         o    accurate billing;

         o    clear pricing policies; and

         o    variety of services.

         Our ability to compete effectively will depend upon our continued ability to maintain high quality, market-driven services at prices generally equal to those charged by our competitors. We believe that we must be in a position to reduce our prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely affect our business.

Government Regulation

         Our business is subject to federal, state and local regulation.

Federal Regulation

         The FCC regulates interstate and international telecommunication services to originate and terminate interstate and international calls. We provide such services on a common carrier basis. The FCC requires common carriers to receive an authorization to construct and operate telecommunication facilities, and to provide or resell telecommunication services between the United States and international points. This type of authorization will not be required by CCC GlobalCom, as we have no plans to build outside plant facilities which require this type of authorization.

         Under the Telecommunications Act, any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the Telecommunications Act is subject to numerous federal and state policy rulemaking proceedings and judicial review there is still uncertainty as to what impact such legislation will have on us.

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

         Resale. Requires all Incumbent Local Exchange Carriers and Competitive Local Carriers to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, Incumbent Local Exchange Carriers are required to offer wholesale versions of all retail services to other telecommunication carriers for resale at discounted rates, based on the costs avoided by the Incumbent Local Exchange Carrier in the wholesale offering.

         Interconnection. Requires all Incumbent Local Exchange Carriers (ILECs) and Competitive Local Exchange Carriers (CLECs) to permit their competitors to interconnect with their facilities. Requires all ILECs to permit interconnection at any technically-feasible point within their networks on nondiscriminatory terms at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, co-location of the requesting carrier's equipment in the ILEC's premises must be offered, except where an ILEC can demonstrate space limitations or other technical impediments to co-location.

         Unbundled Access. Requires all Incumbent Local Exchange Carriers to provide nondiscriminatory access to unbundled network elements including, network facilities, equipment, features, functions, and capabilities, at any technically-feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit.

         Number Portability. Requires all Incumbent Local Exchange Carriers and Competitive Local Exchange Carriers to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

         Dialing Parity. Requires all Incumbent Local Exchange Carriers and Competitive Local Exchange Carriers to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing, with no unreasonable dialing delays.

         Access to Rights-of-Way. Requires all Incumbent Local Exchange Carriers and Competitive Local Exchange Carriers to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

         Incumbent Local Exchange Carriers (ILECs) are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, ILECs remain subject to interconnection obligations established by the FCC and state telecommunication regulatory commissions.

         The FCC's rules implementing the Incumbent Local Exchange Carrier interconnection obligations described above have been the subject of considerable litigation. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit narrowly interpreted the FCC's power to prescribe and enforce rules implementing the Telecommunications Act. On January 25, 1999, the United States Supreme Court reversed the Eighth Circuit decision and reaffirmed the FCC's broad authority to issue rules implementing the Telecommunications Act, although it did vacate a rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC issued revised rules that largely reaffirmed, and in some respects expanded, the duty of incumbent carriers to offer unbundled network elements and stated its intention to review every three years the unbundling obligations of incumbent carriers. These rules were appealed and that appeal is still pending before the Court of Appeals for the District of Columbia Circuit.

         On December 9, 1999, the FCC released an order requiring the incumbent exchange carriers to offer "line sharing" arrangements that permit competitors like us to offer Digital Subscriber Line, also known as DSL, service over the same copper wires used by the incumbent to provide voice service. The FCC's ruling has been appealed and that appeal is pending before the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of the appeal but do not believe it will have a material impact on our current business because we do not rely on line sharing in any material way.

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

         On February 15, 2002, the FCC released a Notice of Proposed Rulemaking requesting comment on the future regulatory treatment of wire-line broadband Internet access services. The FCC has tentatively concluded that when an entity provides wire-line broadband Internet access over its own transmission facilities, the service should be classified as an information service, rather than a telecommunications service. If the FCC adopts this conclusion, wire-line broadband Internet access services provided by incumbent carriers would be subject to substantially less regulation.

         On February 27, 2002, the U.S. House of Representatives passed H.R. 1542, the Tauzin-Dingell bill, by a 273-157 vote. The current Telecommunications Act requires the incumbent carriers to lease access to their high-speed networks to their competitors at wholesale rates. Under the Tauzin-Dingell bill, competitors are still able to purchase access to unbundled copper loops and to lease access to the incumbent carriers' high-speed networks. However, the bill classifies high-speed services as "nondominant," which would relieve the incumbents of the obligation to price such access at cost-based rates. The bill also enables the incumbent carriers potentially to limit competitors' access to their networks, by eliminating the obligation to provide unbundled access to certain technologies, including fiber lines and packet switches, and to provide co-location space within remote terminals. Finally, the bill allows the Regional Bell Companies to immediately enter the long-distance market for data without first demonstrating that their local voice markets are open to competition. Because no action has yet been taken on the bill in the Senate, we cannot predict whether the bill or any amendments to the bill will actually become law. If the bill is passed as currently written, this will have a material adverse affect on our business.

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

         On February 20, 2003 the FCC ruled (by a 3-2 vote) to (i) free the Regional Bell Operation companies of having to lease their new high-speed data lines to competitors at discounted prices; and (ii) defeated the proposal to lift the rules for phone lines. This decision favors Competitive Local Exchange Carriers like CCC GlobalCom.

         The Telecommunications Act codifies the Incumbent Local Exchange Carriers' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecommunications Act also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell Operating Companies from providing long-distance services and engaging in telecommunications equipment manufacturing. The Telecommunications Act permits the regional Bell Operating Companies to enter the out-of-region long-distance market immediately upon its enactment. Further, provisions of the Telecommunications Act permit a Regional Bell Operating Company to enter the long-distance market in its in-region states if it satisfies several procedural and substantive requirements, including:

         o obtaining FCC approval upon a showing that the regional Bell Operating Company has entered into interconnection agreements or, under some circumstances, has offered to enter into such agreements in those states in which it seeks long-distance relief;

         o the interconnection agreements satisfy a 14-point "checklist" of competitive requirements; and

         o the FCC is satisfied that the regional Bell operating company's entry into long-distance markets is in the public interest.

         The FCC has granted approval to Verizon (formerly known as Bell Atlantic) to provide in-region long-distance service in New York, Massachusetts, Rhode Island, Connecticut and Pennsylvania and to SBC Communications to provide in-region long-distance service in Texas, California, Oklahoma, Kansas, Missouri and Arkansas. In addition, Verizon has filed an application to offer such service in New Jersey and BellSouth Telecommunications has filed an application to offer such services in Georgia and Louisiana. It is likely that the Regional Bell Operating Companies will file applications to offer long-distance services in a number of additional states this year and receive approval to offer long-distance services in one or more states. This may have an unfavorable effect on our business. We are legally able to offer our customers both long-distance and local exchange services, which the Regional Bell Operating Companies, other than Verizon in New York, Massachusetts, Rhode Island, Connecticut and Pennsylvania and SBC in Texas, Oklahoma, Kansas, Missouri and Arkansas currently may not do. Our ability to offer "one-stop shopping" gives us a marketing advantage that we would no longer enjoy.

         On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million, and expanded the federal subsidies for local exchange telephone services provided to low-income consumers. The FCC more recently adopted rules for subsidizing service provided to consumers in high-cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Providers of interstate telecommunications service, such as us, must pay for a portion of these programs. Our share of these federal subsidy funds will be based on our share of certain defined interstate telecommunications end-user gross revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. In February 2002, the FCC issued a Notice of Proposed Rulemaking seeking comment on whether it should substitute a connection-based universal service contribution scheme for the current revenue-based scheme. Under the FCC's proposal, carriers would contribute to the Universal Service Fund based on the number and capacity of lines provided to end users.

         Under authority granted by the FCC we resell the international telecommunication services of other common carriers between the United States and international points. In connection with such authority we have filed tariffs with the FCC stating the rates, terms and conditions for our international services. On March 16, 2001, the FCC ruled that carriers must detariff international services, which required us to cancel the tariffs we had on file in January 2002.

         With respect to our domestic service offerings we have filed tariffs with the FCC stating the rates, terms and conditions for our interstate services. Our tariffs are generally not subject to preeffective review by the FCC and can be amended on one day's notice. However, the FCC does have jurisdiction to require changes in these tariffs. The FCC ordered carriers that provide interstate long-distance services to detariff their retail services no later than July 31, 2001.

         Our access services compete with the services provided by the Incumbent Local Exchange Carriers (ILECs). With limited exceptions, the current policy of the FCC, for most interstate access services, dictates that ILECs charge all customers the same price for the same service. Thus, the ILECS generally cannot lower prices to those customers likely to contract for their services without also lowering charges for the same service to all customers in the same geographic area, including those whose telecommunications requirements would not justify the use of such lower prices. The FCC has, however, adopted rules that significantly lessen the regulation of ILECS that are subject to competition in their service areas and provide such ILECs with additional flexibility in pricing some interstate-switched and special access services, on a central office-specific or customer-specific basis. Pricing flexibility relieves incumbent local carriers from regulatory constraints in setting rates for services that are subject to competition and as a result, allows them to react more rapidly to market forces.

         Incumbent Local Exchange Carriers (ILECs) around the country have been contesting whether the obligation to pay reciprocal compensation to Competitive Local Exchange Carriers (CLECs) should apply to local telephone calls from an ILEC's customers to Internet Service Providers served by CLECs. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. CLECs have contended that the interconnection agreements provide no exception for local calls to Internet Service Providers and reciprocal compensation is therefore applicable.

         On February 26, 1999, the FCC released a Declaratory Ruling determining that Internet Service Provider (ISP) traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements, and to determine the appropriate treatment of ISP traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. In response to the FCC ruling, some Regional Bell Operating Companies have asked state commissions to reopen previous decisions requiring the payment of reciprocal compensation on ISP calls. Some Bell companies appealed the FCC's Declaratory Ruling to the U.S. Court of Appeals for the District of Columbia Circuit, which issued a decision on March 24, 2000, vacating the Ruling and remanding the case to the FCC. The FCC issued an Order on remand on April 19, 2001, in which it determined that ISP traffic was not subject to reciprocal compensation because it is "information access" traffic rather than telecommunications traffic. Nonetheless, the FCC established an interim, transitional recovery mechanism pursuant to which ISP traffic will continue to be compensated, but at rates declining over a period of three years. The transitional recovery mechanism is applicable to interconnection agreements entered into after the effective date of the FCC's order. The FCC's Order on remand was appealed and the case is pending before the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of that case.

State Regulation

         The Telecommunications Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, Incumbent Local Exchange Carriers are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other procompetitive measures.

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

         State agencies, like the FCC, require us to file periodic reports, pay various fees and assessments, and comply with rules governing quality of service, consumer protection, and similar issues. Although the specific requirements vary from state to state, they tend to be more detailed than the FCC's regulation because of the strong public interest in the quality of basic local exchange service. We intend to comply with all applicable state regulations and, as a general matter, do not expect that these requirements of industry-wide applicability will have a material adverse effect on our business. However, no assurance can be given that the imposition of new regulatory burdens in a particular state will not affect the profitability of our services in that state.

Local Regulation

         Networks  are subject to numerous  local  regulations  such as building
codes   and   licensing.   Such   regulations   vary  on  a   city-by-city   and
county-by-county basis. We do not own any network.

Employees

         We, together with our subsidiaries, currently have 89 employees. We believe our future success will depend to a large extent on our continued ability to attract and retain highly-skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

ITEM 2.    PROPERTIES

         The Chairman's office consists of approximately 1,500 square feet located at 16350 Park Ten Place, Suite 241, Houston, TX 77084. We pay a monthly rent of $2,637 per month for this space. The lease expires December 31, 2003. The principal corporate office consists of approximately 32,000 square feet located at 1250 Wood Branch Park Drive, Houston, TX, 77079. The lease expires November 20, 2004, and the monthly rent is $31,227. The Irvine office was closed August 31, 2002, and the lease was terminated. The St. Louis office has approximately 7,000 square feet of office space for sales and operations at 1350 Timberlake Manor Parkway, Suite 501, Chesterfield, MO 63017. The sublease expires September 30, 2006, and the monthly rent is $11,012. We vacated this location in June 2002, and are negotiating to terminate this lease at this time.

ITEM 3.    LEGAL PROCEEDINGS

         MCI WorldCom vs. Ciera Network Systems, Inc., Case No. 03-CV-55-P(C), in the Federal District Court for the Northern District of Oklahoma, filed January 15, 2003. MCI has sued Ciera claiming Ciera owes MCI $2,560,000 for long-distance services which were resold by Ciera. The case was recently filed. Ciera has denied that it owes MCI the amounts alleged due to over billing practices and MCI's failure to provide rates and consolidation of three contracts as promised, which would lower the overall cost of the service. Management intends to contest the lawsuit vigorously. At this time, it is too early to ascertain whether Ciera will be successful in the defense of this case.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our shareholders for a vote during the last quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         Our Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "CCGC." There has been limited activity in the market transactions in our common stock. The following table sets forth on a per share basis, the high and low bid prices per share for our common stock as reported on the OTC Electronic Bulletin Board for the periods indicated. The high and low bid prices were the same for all periods presented for the year ended December 31, 2001. The following prices reflect interdealer prices, without retail mark-up, mark down or commission and may not represent actual prices:

                                                           High/Low Bid

Year ended December 31, 2001:
         First quarter                                      4.00
         Second quarter                                     4.05
         Third quarter                                      2.00
         Fourth quarter                                     2.01

Year ended December 31, 2002:
         First quarter                                      3.50/1.22
         Second quarter                                     1.73/0.93
         Third quarter                                      0.42/0.10
         Fourth quarter                                     0.07/0.05

Shares Issued in Unregistered Transactions

         During the last three fiscal years, CCC GlobalCom issued shares of its common stock in nonregistered transactions pursuant to the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended. The shares issued in such transactions (all with restrictive legends) were as follows:

                                                                                  Offer       Discount/     Number of
   Date                         Title                        Underwriters         Price      Commission     Securities
   ----                         -----                        ------------         -----      ----------     ----------
May 11, 2000       First Private Placement Memorandum      ACAP Financial, Inc.    $1.50      $150,000      1,000,000

June 14, 2000      Second Private Placement Memorandum     ACAP Financial, Inc.    $3.00      $151,968      2,033,624

January 30, 2001   Third Private Placement Memorandum      ACAP Financial, Inc.    $3.25      $252,996        795,293

         All shares issued in the transactions detailed above are eligible to have restrictions removed as of January 31, 2003.

         In addition, during 2001 and 2002, CCC GlobalCom issued 1,805,147 and 2,287,768, respectively, shares of common stock to certain Directors, Officers, vendors, and lenders for services and goods. The issuance of these shares has been accounted for in the consolidated financial statements by recording an expense for the fair value of such shares based on the market price at the date of the transaction.

         The shares issued in such transactions were as follows:

                                                             Number of Shares
                                                             ----------------
2001
----
       Stock Issued for:
              Services                                              460,127
              Incomnet Acquisition                                  125,000

       Stock Bonus Awarded to:
              Officers / Directors                                1,200,000
              Employee                                               20,020
                                                                  ---------

       Total Shares Issued - 2001                                 1,805,147
                                                                  =========

2002
----
       Stock Issued for:
              Satisfaction of Stock Payable                         912,768
              Services                                              400,000
              Equipment                                              50,000

       Stock Bonus Awarded to:
              Officers / Directors                                  500,000
              Employee                                              300,000

       Exercise of Warrant                                          125,000
                                                                 ----------

       Total Shares Issued - 2002                                 2,287,768
                                                                  =========

         See  Consolidated  Statement  of Changes in  Shareholders'  Deficit and
accompanying   notes  to  consolidated   financial   statements  for  additional
disclosure.

Holders

         As of March 25, 2003, there were 37,247,251 shares of common stock outstanding and approximately 500 stockholders of record of common stock. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." Management believes there are in excess of 500 beneficial stockholders of our common stock.

Dividends

         We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

General

         The following discussion and analysis relates to our financial condition and results of operations for the years ended December 31, 2001 and 2002. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein, as well as the "Cautionary Statement Regarding Forward-Looking Statements" in this Form 10-KSB.

         We were, prior to June 12, 2000, named Emerald Capital Investments, Inc. On June 9, 2000 we commenced operations in the telecommunications industry through the acquisition of CCC GlobalCom Corporation, a Texas corporation ("CCC Texas"). CCC Texas was formed in 1999 to commence operations in the telecommunications industry. CCC Texas conducted no operations except for its acquisition of Ciera Network Systems, Inc. ("Ciera"). Our acquisition of CCC Texas, and as a result of such acquisition, the acquisition of Ciera was accounted for as a reverse merger.

         On April 5, 2001, the Company acquired certain assets of EqualNet Communications Corp., EqualNet Corporation and USC Telecom, Inc. (collectively referred to as "Equalnet"). The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to Equalnet's long-distance resale business, customer service business, and telephone debit and sales and service business. The purchase price of $8,161,511 was paid with available cash and proceeds from a revolving credit facility of approximately $7,500,000 from RFC Capital, a division of Textron Financial. In a related transaction, CCC GlobalCom purchased three switches used in the Equalnet long-distance business for $750,000 from d-Tel Network, L.L.C., a company controlled by the Chairman of the Board of Equalnet. As a result of the Equalnet acquisition, we increased our customer base by approximately 30,000, acquired voice switches, and obtained back office operations based in Houston, Texas.

         On September 11, 2001 we acquired certain assets of Omniplex Communications Corporation (Omniplex). The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to Omniplex's commercial local and long-distance telecommunications business. The purchase price of $8,298,704 was paid with proceeds of $8,125,000 from a revolving credit facility from RFC Capital, a division of Textron Financial, and the balance with available cash. In connection with the acquisition, a term sheet was drafted whereby the lender agreed in principle to exchange $1,000,000 of its debt for warrants to purchase our common stock at $4.00 per share. The details of the warrants were finalized in March 2002 and the warrant was effective on September 7, 2001. As a result of the Omniplex acquisition, we increased our customer base by approximately 5,000, enhanced our local service product offering, and obtained distribution channels based in St. Louis, MO, Kansas City, MO and Cape Girardeau, MO.

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

         On March 18, 2003, we entered into an agreement with Teleinversiones Ltda., a limited liability company organized under the laws of Colombia and domiciled in Bogota, Colombia, to sell 100% of our interest in CCC GlobalTel de Colombia. The terms of the agreement call for Teleinversiones to pay CCC GlobalCom $170,000 (less 15% - Colombian income and remittance tax) immediately and additional payments of $10,000 on the first and second anniversary dates of the signed agreement. The sale is pending approval of the board of directors and will be accounted for in the first quarter 2003, if approved.

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

         On December 31, 2002, we signed an Amended and Restated Loan Agreement with RFC Financial Corporation that provides for a revolving line of credit. Under the Loan and Security Agreement, RFC has a security interest in and lien on Ciera Network Systems, Inc. and CCC GlobalCom Corporation's assets, including inventory, accounts receivable, intangibles, equipment, furniture and fixtures, trade names and marks, intellectual property, customer base, deposit accounts, and insurance proceeds. Under the Loan and Security Agreement the principal amount of the revolving line of credit is not to exceed the lesser of (a) $6,000,000 and (b) the Availability Formula. The Company has extended the full amount available under the Availability Formula. In addition, we were able to refinance $14,000,000 of the line of credit to term notes. The notes have a number of loan covenants, one of which requires the Company to pay all required federal and state taxes in a timely manner. The Company is delinquent in the payment of federal excise taxes. As a result, the Company is not in compliance with the loan covenants. RFC has not notified the Company of an event of default.

         On August 22, 2002, the Company announced the Board of Directors had been expanded from three to ten members. The Company also announced the appointment of Paul E. Licata as Chief Executive Officer replacing Z.A. Hakim, who remains Chairman of the Board. During the first quarter 2003, three members of the board resigned including Clifford J. Bottoms, Chief Financial Officer. Mr. Bottoms resigned from the Company and the Board to pursue other opportunities. The other two board members resigned because of time constraints.

         During the quarter ended September 30, 2002, the Company completed the closure of the Irvine, California facility acquired in the Incomnet asset purchase. The closure resulted in the layoff of accounting, customer service and other support staff. The Company incurred a one-time noncash write off of approximately $2,312,000 for the abandonment of leasehold improvements and incurred approximately $183,800 for certain personnel and lease-related expenses. The Company reached an agreement with the landlord of the facility. For a $35,000 payment and forfeiture of a $48,000 security deposit, the Company was granted an early termination of the lease and released of any further liability under the lease agreement. It is estimated that the closing of the Irvine facility will save the Company approximately $2,400,000 annually. The Company still has certain assets in the Irvine facility. They include furniture and fixtures on the books for approximately $25,000 and a capital lease of an office phone system of approximately $76,000. We have an agreement with the landlord that allows us to keep the furniture, fixtures and telephone equipment in place to facilitate the landlord in marketing the vacant lease space. The Company is willing to negotiate the sale of these certain assets to potential lessees identified by the landlord.

         During the second quarter of 2002, the Company restructured the operations of the St. Louis, MO office. The Company vacated space that is under a sublease. We have forfeited a $45,000 security deposit and are negotiating a termination to the sublease. All current liabilities related to the lease are reflected in the financial statements.

         In September 2002, the Company engaged a telecommunications consulting company to help identify and correct billing processes. The engagement is focused on measuring and improving the accuracy and timeliness of customer billing and provisioning. Two former officers of the engaged company have accepted executive positions with CCC GlobalCom during the fourth quarter 2002.

         During 2002, CCC GlobalCom issued 2,287,768 shares of common stock to certain Directors, Officers and vendors. The issuance of these shares has been accounted for in the consolidated financial statements by recording an expense for the fair value of such shares based on the market price at the date of transaction.

         The Company has had operating losses for every quarter since it began operations in June 2000. The auditors' opinion on the consolidated financial statements as of December 31, 2002, calls attention to substantial doubt about the Company's ability to continue as a going concern. The Company is experiencing difficulty in paying its vendors, carriers and lenders on time, and it may continue to experience this difficulty in the future. If the Company is unable to pay its vendors, carriers and lenders on time, they may stop providing critical services or repossess critical equipment that the Company needs to stay in business.

         The Company has received disconnection notices for past due balances from significant carriers. It is our belief that certain amounts included in these past due balances are in error and are being disputed. As of December 31, 2002, we had disputed approximately $1,033,000 with various carriers. The consolidated financial statements do not reflect any adjustments to reduce liabilities for the impact of the unresolved claims. The Company is also in discussions with the carriers regarding extended payment terms for the undisputed balances. We believe that ultimately these discussions will result in lower monthly charges for CCC GlobalCom. However, there can be no assurance that we can successfully dispute the balances identified as in error or negotiate favorable payment terms for the remaining undisputed balances.

         In September 2002, MCI disconnected service to Ciera. The Company had become delinquent on its payments and was unable to make satisfactory payment arrangements with the carrier. MCI represented approximately 24% of our long-distance service. Where possible, we were able to move the existing business to other carriers. In January 2003, MCI filed suit against Ciera Network Systems, Inc. claiming Ciera owes MCI approximately $2,560,000. See Legal Proceedings disclosure for more information.

         In the fourth quarter 2002, the Company elected to terminate local service with Ameritech and Verizon as we were unable to negotiate satisfactory payment arrangements on past due balances.

         On March 10, 2003, SBC sent a letter notifying the Company that we had fifteen calendar days to pay all past due balances owed to SBC. SBC stated in the letter that they reserved the right to disconnect Ciera Network Systems, Inc.'s service on all of its Missouri, Texas, Kansas, and Oklahoma UNE and resale accounts. The Company has contracted with third parties to continue servicing its accounts.

         On March 19, 2003, the Missouri Department of Revenue sent a Revocation Order to Ciera Network Systems, Inc. The Order, which revokes Ciera's Missouri retail sales license, was issued because of Ciera's delinquency in reporting and paying Missouri retail sales tax. The operation of a business without a valid Missouri retail sales tax license is a Class A misdemeanor and continued operation will subject the Company to a penalty not to exceed $10,000. The Company is evaluating choices of action to resolve outstanding issues with Missouri taxing authorities.

         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of December 31, 2002. Additionally, we have had recurring negative cash flows from operations. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we cannot assure you that we can raise the money necessary to fund future operations.

Our History of Operating Losses and Deficiencies in Cash Flows

         We have incurred operating losses and deficiencies in operating cash flows in each year since our inception and expect our losses to continue through December 31, 2003. Our operating losses were $(15,831,916), $(17,881,001) and
$(1,816,901) for the years ended December 31, 2002, 2001 and 2000, respectively. We had a working capital deficit of $(33,297,925) at December 31, 2002.

Results of Operations

         Our revenues are derived from the sale of telecommunication services to residential and business customers. Currently, we are primarily conducting operations in the States of California, Texas and Missouri. As a result of the three significant Asset Acquisitions mentioned above, we have experienced significant changes in our operating results between 2001 and 2002. As such, the resulting trends reflected in our comparative numbers between 2000, 2001 and 2002 are not a meaningful indication of future results.

         The significant changes in operating results primarily arose from the assets and operations acquired in the Asset Acquisitions mentioned above. The increase in operating results attributable to previously existing operations was insignificant.

         The following table sets forth for the periods indicated our statements of operations:


                                                                   For the Years Ended December 31,
                                                ------------------------------------------------------------------------
                                                        2002                     2001                     2000
                                                        ----                     ----                     ----
Net sales                                           $  26,722,393            $  11,815,163            $  1,827,364
Cost of services                                      (20,568,419)              (8,275,747)             (1,425,260)
Selling, general and administrative expenses          (18,258,910)             (11,931,710)             (2,090,071)
Depreciation and amortization expenses                 (3,726,980)              (2,592,537)               (128,934)
Impairment Loss                                               ---               (6,896,170)                    ---


Loss from operations                                  (15,831,916)             (17,881,001)             (1,816,901)


Other income (expense):
         Interest income                                   11,903                   29,367                  15,956
         Interest expense                              (1,570,918)                (834,187)                   (384)
         Other, Net                                        (7,764)                (100,546)                 11,762
         Loss on Disposal of Assets                    (2,312,266)                  (4,000)                    ---


Loss before benefit for income taxes                  (19,710,961)             (18,790,367)             (1,789,567)
Income taxes                                                  ---                      ---                     ---


Net loss                                              (19,710,961)             (18,790,367)             (1,789,567)

2002
----

         NET SALES. Our revenues primarily consist of billings for long-distance telephone services, local telephone services, private line circuits and prepaid and postpaid calling cards. Usage based revenues are approximately 72% of total revenue and monthly recurring revenues are approximately 28% of total revenue. The significant increase in revenue for 2002 is attributed to the full year impact of the Asset Acquisitions mentioned above.

         COST OF SERVICES. Cost of services includes direct costs for telephone services. Cost of services for telephone services include the cost of services provided by other carriers, network costs, and miscellaneous costs incurred to provide service. Cost of service for 2002 and 2001 includes approximately $18,700,000 and $8,000,000 of direct carrier costs, respectively. The significant increase in cost of services for 2002 is attributed to the full year impact of the Asset Acquisitions mentioned above. The gross margin percentage for 2002 is 23%.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and the salaries of the personnel to support our operations. The increase in SG&A expenses is largely due to the operations acquired in the Asset Acquisitions mentioned above. SG&A in 2002 includes: approximately $370,000 in expense for stock grants to certain officers and employees of the Company, approximately $8,500,000 of payroll and employee benefit related expenses, approximately $1,900,000 in facilities expense, and approximately $3,600,000 in professional fees and expenses.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to the property and equipment obtained through the Asset Acquisitions mentioned above.

         OTHER EXPENSES. For 2002, other expenses of $3,879,045 consist primarily of interest expense of approximately $1,570,000 attributable to the RFC loan agreement and an approximate $2,300,000 of loss on the disposal of assets attributable to the abandonment of the California office leasehold improvements.

2001
----

         NET SALES. Our revenues primarily consist of billings for long-distance telephone services and local telephone services, data and prepaid calling cards. The increase in sales largely arose from the significant number of customers acquired in the Asset Acquisitions mentioned above. In 2001, over 85% of the sales are a result of long-distance services.

         COST OF SERVICES. Cost of services includes direct costs for telephone services. Cost of services for telephone services and data services include the cost of service provided by other carriers, network costs, and miscellaneous costs incurred to provide service. Cost of services for 2001 includes approximately $8,000,000 of direct carrier related costs, respectively. The gross margin percentage for 2001 is 30%.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and the salaries of the personnel to support our operations. The increase in SG&A expenses is largely due to the operations acquired in the Asset Acquisitions mentioned above and one-time integration costs associated with each acquisition. SG&A in 2001 includes: (1) approximately $42,000 in expense for stock grants to certain officers of the corporation; (2) approximately $600,000 in facilities expense; (3) and approximately $5,000,000 of payroll-related expenses.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased primarily due to the property and equipment obtained through the Asset Acquisitions mentioned above.

         IMPAIRMENT LOSS. An approximate $6,896,000 impairment of goodwill and organization costs was recorded in 2001. In accordance with SFAS 121, we conducted an evaluation of the recoverability of certain long-lived assets and recorded the impairment loss.

         OTHER EXPENSES. For 2001, other expenses of $909,366 consisted primarily of interest of approximately $834,000 attributable to the RFC loan agreement and approximately $100,000 attributable to the financial results of GlobalTel which are recorded on the equity method.

Liquidity and Capital Resources

         During the year ended December 31, 2002, we generated positive cash flow from operations of approximately $881,900. The amount of cash generated is a result of the net loss incurred during the period offset by the timing of cash receipts from our customers and the extension of monies owed to our vendors and excise taxes payable. We have historically operated with negative cash flows and have sought to fund those losses and deficits through the issuance of debt and the completion of private equity placements.

         During the year ended December 31, 2002, the Company acquired approximately $126,000 in equipment that was not financed through capital lease or financing arrangements. Additional cash outflows included payments of approximately $218,000 towards our capital lease obligations and notes payable. In addition, we had cash outflows of approximately $973,000 that reduced our line of credit with RFC Capital Corporation. RFC Capital Corporation in March 2002, also exercised common stock warrants reducing our line of credit an additional $500,000.

         Altogether, our net operating, investing and financing activities during the year used approximately $434,000 in cash. Our working capital deficit at December 31, 2002 was approximately $33,298,000. This represents an increase of approximately $11,730,000 from the working capital deficit of $21,568,000 at December 31, 2001.

         Our current liabilities include a total of approximately $11,627,000 owed to various carriers, most of which is significantly past credit terms. In addition, our current liabilities include approximately $2,803,000 of amounts owed to various other trade vendors, some of which are also past credit terms. We currently do not have sufficient cash to bring our vendors back to current terms.

         Until we produce positive cash flow from operations and reduce or eliminate our working capital deficit, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to pay federal and state taxes, to service our debt requirements, or to purchase equipment to be used in the growth of our business. We will need to raise additional capital to pay vendors and suppliers, to pay federal and state taxes, to service debt requirements and purchase equipment. We do not consistently pay all of our suppliers on time, some of which are critical to our operations. These suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

         Since we have produced negative EBITDA results during 2002, we will most likely need to achieve positive EBITDA in order to obtain any significant amounts of debt funding to meet our capital expenditure and working capital needs. As such, we will need to complete additional private placements in order to raise the funds needed. Although capital markets have been difficult, we have shown an ability to raise funds. In May 2001, we raised, net of issuance costs, $2,331,706 through a private placement memorandum. Although we have been successful in raising funds in the past, there are no assurances that we will be able to continue to do so.

Liquidity Assessment

         In addition, we expect our network development will require funds to develop our comprehensive information technology platform to support and enhance the provisioning, billing and installation of new and existing customers and to purchase and install network equipment. We estimate our capital expenditures to be approximately $200,000 for 2003. We will also be required to fund our operating losses and working capital and possible expenditures associated with market expansions and potential acquisitions of businesses or assets. In addition, we will require funds to pay our current future minimum lease obligations under noncancelable operating and capital leases and future minimum commitments under long-term contractual obligations associated with maintenance and service agreements. Such future minimum commitments are as follows:



                                                        Capital       Other long-term    Total minimum
                                  Operating lease        lease          contractual        long-term
Year Ending December 31,            obligations       obligations       obligations       obligations
------------------------            -----------       -----------       -----------       -----------

2003                                $   653,000         $452,000        $14,684,000        $15,789,000
2004                                    590,000          168,000            340,000         1,098,000
2005                                    246,000           28,000            209,000           483,000
2006                                    213,000                0                  0           213,000
2007                                     30,000                0                  0            30,000
Thereafter                                    0                0                  0                 0


Total future minimum
   long-term obligations            $ 1,732,000         $648,000        $15,233,000       $17,613,000


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

         It is the plan of management, in order to continue operations, to seek additional revenue generating activities and to seek additional capital and borrowing infusion. There can be no assurance that management will be successful with this plan.

Inflation

         Inflation continues to apply modest, upward pressure on the cost of services provided by CCC GlobalCom.

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

         This Form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of CCC GlobalCom. All statements, other than statements of historical facts, included in this Form 10-KSB , including those regarding market trends, CCC GlobalCom's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended", "will", "should", "may", "expects", "expected", "anticipates", and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on CCC GlobalCom's current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, CCC GlobalCom's actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. See "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" on page 2 of this Annual Report on Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to CCC GlobalCom are expressly qualified in their entirety by the Cautionary Statements. CCC

GlobalCom   disclaims,   however,   any  intent  or  obligation  to  update  its
forward-looking statements.

         Ability to Continue as a Going Concern. As a result of our financial condition, our independent auditor included an explanatory paragraph in its report on our financial statements for the period ended December 31, 2002, with respect to our ability to continue as a going concern. Our ability to continue in the normal course of business is dependent upon its access to additional capital and the success of future operations. Uncertainties as to these matters raised substantial doubt about our ability to continue as a going concern at the date of such report.

         We Have a History of Operating Losses, and We May Not Be Profitable in the Future. We have incurred significant operating and net losses in the past and expect to continue to incur losses in the future as we deploy our network, expand our service offerings and enter new markets. For the year ended December 31, 2001, the Company had a net loss of $18,790,367. For the year ended December 31, 2002, CCC GlobalCom had a net loss of $19,710,961. As we expand our operations, we expect our negative cash flow, operating losses and net losses to continue for the foreseeable future. We cannot assure that our revenues will grow or that we will achieve profitability in the future. If we continue to generate losses without obtaining additional funding, our ability to pursue our business strategy may be restricted. We have never been profitable and do not expect to become profitable in the near future. We have invested and will continue to invest significant amounts of money in our network and personnel in order to maintain and develop the infrastructure we need to compete in the markets for our services and achieve profitability.

         Limited Assets and Working Capital Deficit. As of December 31, 2002, we had, on a consolidated basis, total assets of approximately $7,295,000 and a working capital deficit of approximately $33,298,000. There can be no assurance that we will realize positive cash flow from operations in the foreseeable future. With limited assets and working capital deficit, we may continue to experience difficulty in paying our vendors, lenders, and taxing authorities. If we are unable to pay our vendors, lenders, and taxing authorities they may stop providing critical services, repossess critical equipment, cease funding on our revolving line of credit, or revoke taxing authority licenses or permits required to conduct business. In the past we have had significant carriers terminate services to the Company, we currently are not in compliance with loan covenants and we have received a Revocation Order from the State of Missouri revoking Ciera Network Systems' Missouri retail sales tax license.

         Additional Capital Required. Our business plan provides that we will attempt to complete additional acquisitions. We believe that we will be required to raise additional capital in order to fund our business plan during the next 24 months. There can be no assurance that additional financing would be available to us or, if available, that it could be obtained on acceptable terms. We have financed our operations almost exclusively through the private sales of securities. Since we are losing money, we must raise the money we need to continue operations and expand our network either by selling more securities or borrowing money. If we are not able to raise additional money we will not be able to implement our strategy for the future, and we will either have to scale back our operations or shut down all of our operations. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures and could have a material adverse effect on us. Limited Operating History. We provide voice and data services through the use of the networks of other communication providers. We have been operating in the telecommunications business through our wholly owned subsidiary, Ciera, for approximately three years. We have limited assets, limited revenues and limited customers. Our customer base and revenues are stable to declining on a monthly basis and we have operated at a loss since its inception. There can be no assurance that we will ever operate profitably. In order to significantly increase revenues, we must acquire other companies, as well as grow internally. Although our management has conducted extensive discussions with the principals of several acquisition targets, there can be no assurance that we can fund the acquisitions, that we can complete the acquisitions or that the acquired businesses will operate at a profit. As a result of our limited operating history as a facilities-based Integrated Communications Provider, we have limited operating and financial data on which we can predict our future performance and base our investment decisions. We cannot assure that we can successfully operate as a facilities-based Integrated Communications Provider.

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

         o    fully-deployed and operational networks; and

         o benefits from existing regulations that favor the incumbent telephone companies.

         We face, and expect to continue to face, competition from current and potential market entrants, including:

         o long-distance providers seeking to enter, reenter or expand entry into the local telecommunications marketplace; and

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

         We cannot assure that we will be successful in overcoming the resistance of customers to change their current integrated communication providers, particularly those that purchase services from incumbent telephone companies. The lack of such success would reduce our ability to increase our revenue.

         If Our Back Office and Customer Service Systems Are Unable to Meet Our Needs, We May Not Be Able to Bill Our Customers Efficiently or Provide an Adequate Level of Customer Service. Sophisticated back office processes and information management systems are vital to our growth and our ability to bill customers accurately, initiate service for customers, achieve operating efficiencies and improve our operating margins. Our plans to develop and implement these back office and customer service systems rely, for the most part, on choosing products and services offered by third-party vendors and integrating these products and services into our operations. We cannot assure that these systems will perform as expected as we grow our customer base. In addition, our right to use these systems depends upon license agreements with third-party vendors. If these vendors elect to cancel or not renew some or all of these license agreements, our business may be adversely affected. Some of the risks associated with our back office and customer service systems include:

         o the failure by third-party vendors to deliver their products and services in a timely and effective manner and at acceptable costs;

         o    our failure to identify key information and processing needs;

         o our failure to integrate our various information management systems effectively;

         o    our failure to maintain and upgrade systems as necessary; and

         o our failure to attract and retain qualified systems support personnel.

         Development and Expansion Risk and Possible Inability to Manage Growth. We are in the early stages of operations. Our success will depend, among other things, on substantial increases in customer base, on our ability to engage in business in foreign markets, on the execution of agreements with the owners of long-distance lines or distribution channels, on obtaining of governmental permits, and on subsequent developments in state and federal regulations. In addition, the expansion of our business will involve acquisitions, which could divert the resources and management time and require integration with our then existing operations. There can be no assurance that any acquired business will be successfully integrated into our operations or that any such acquisition will meet our expectations. Our future performance will depend, in part, upon our ability to manage our growth effectively, which will require us to implement and improve our operating, financial and accounting systems, to expand, train and manage its employee base and to effectively manage the integration of acquired businesses. These factors, and others, could adversely affect the expansion of our customer base and service offerings. Our inability either to expand in accordance with our plans or to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

         We Will Need to Rely on Incumbent Local Exchange Carriers (ILECs) to Successfully Implement Our Services. Their Failure to Cooperate With Us Could Adversely Affect the Services We Offer and Cause Us to Lose Customers. We are, and will continue to be, dependent on the ILECs and, as we expand our network, on other incumbent telephone companies that operate in our target market areas to assure that we can provide our customers uninterrupted service and competitive services. The Telecommunications Act of 1996 requires the largest incumbent telephone companies to lease or "unbundle" their network elements and make them available to others and us for purchase, as well as provide their telecommunications services to others and us at wholesale prices. We cannot, however, assure that these elements and services will be provided in a commercially-viable manner or at reasonable prices. Many new integrated communication providers have experienced difficulties in working with incumbent telephone companies. Problems have arisen in installing access lines, implementing interconnection and co-location and integrating the preordering, ordering, repairing and billing systems used by new integrated communication providers with the systems of incumbent telephone companies. These problems may impair our reputation with customers who can easily switch back to incumbent telephone companies or to other telecommunications service providers. Coordination and cooperation with incumbent telephone companies are necessary for new integrated communication providers, such as us, to provide local service to customers on a timely, cost-effective and competitive basis. In addition, our ability to implement successfully our switched and enhanced telecommunications services will require the negotiation of interconnection and co-location agreements with incumbent telephone companies. Interconnection agreements set forth the terms and conditions governing how local integrated communication providers interconnect their networks and/or purchase or lease network facilities and services. These negotiations may require considerable time, effort and expense and the agreements will be subject to federal and state regulation. The terms of interconnection agreements, such as our agreements with ILECs, typically cover a two-to three-year period, requiring us to renegotiate them frequently. We cannot assure that we will be able to renegotiate these interconnection agreements or negotiate new agreements in our existing and new markets on favorable terms. Delays in obtaining interconnection agreements may delay our entry into new markets. In addition, the prices set forth in the interconnection agreements may be subject to significant rate increases at the discretion of the regulatory authority in each of the states in which we do business. A significant part of our cost structure depends on these state-regulated rate structures. We cannot assure that the rates charged to us under our interconnection agreements will allow us to offer usage rates low enough to attract a sufficient number of customers to operate our business profitably.

         If Third Parties Do Not Provide the Telecommunications Products and the Installation and Field Services That Are Critical to Our Business We Could Lose Customers. Because we depend on third-party vendors we do not have guaranteed capacity or control over delivery schedules, quality assurance, production yields and costs. If any of our vendors reduces or interrupts its supply of products, or if any significant installer or field service provider interrupts its service to us or fails to perform to required specifications, our business could be disrupted, which could cause us to lose customers. In addition, our suppliers may be unable to manufacture and deliver the telecommunications products we require. If this were to occur, we might be unable to deploy our network in a timely manner, thus reducing our ability to compete.

         Declining Prices for Telecommunications Services Could Reduce Our Revenue and Profitability. The telecommunications business is extremely competitive. Long-distance prices have decreased substantially in recent years and have shown signs that the pricing pressure may be easing. In addition, the long-distance industry has historically experienced high customer attrition, as customers frequently change their chosen long-distance providers in response to lower rates or promotional incentives by competitors. We rely on other companies to provide service for all of our long-distance traffic. As we enter additional markets we will need to negotiate resale agreements with other telephone companies to provide us with long-distance services. Such agreements typically provide for the resale of long-distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for long-distance services and estimates of the calling patterns and traffic levels of our customers. If we fail to meet our minimum volume commitments, we may be obligated to pay under-utilization charges, and if we underestimate our need for long-distance services, we may be required to obtain capacity through more expensive means, which would raise our costs and reduce our revenues. Our failure to achieve acceptable profits from our long-distance business could have a material adverse effect on us. Trends in the pricing for long-distance services may be indicative of trends in the telecommunications industry. If this is the case, revenue from our other service offerings may be subject to significant price pressure.

         An increase in the capacity of our competitors could adversely affect our business. Furthermore, the marginal cost of carrying an additional call over existing fiber optic cable is extremely low. As a result, within a few years there may be dramatic and substantial price reductions.

         Our Failure to Integrate Successfully Other Businesses We Acquire May Raise Our Costs and Reduce Our Revenue. As part of our business strategy, we seek to expand through investments in or the acquisition of other businesses that we believe are complementary to our business. Although we regularly engage in discussions relating to potential acquisitions, we are unable to predict whether any acquisitions will actually occur. If we acquire companies, networks or other complementary assets as part of our expansion plan we will be subject to the risks generally associated with acquisitions. Our ability to complete acquisitions will depend, in part, on our ability to finance the acquisitions (including the costs of acquisition and integration). Our ability may be constrained by our cash flow, the level of our indebtedness at the time, restrictive covenants in the agreements governing our indebtedness, conditions in the securities markets and other factors, some of which are not within our control. If we proceed with one or more acquisitions in which the consideration consists of cash, we may use a substantial portion of our available cash to complete the acquisitions. If we finance one or more acquisitions with the proceeds of indebtedness, our interest expense and debt service requirements could increase materially. Furthermore, if we use our common stock as consideration for acquisitions, our stockholders would experience dilution of their ownership interests represented by their shares of common stock. The financial impact of acquisitions could materially affect our business and could cause substantial fluctuations in our quarterly and yearly operating results.

         The Telecommunications Industry Is Undergoing Rapid Technological Changes, and New Technologies May Be Superior to the Technologies We Use. Our Failure to Keep up with Such Changes Could Adversely Affect Our Business. The telecommunications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive. unbudgeted upgrades or additional telecommunication products that could be time consuming to integrate into our business, and could cause us to lose customers and impede our ability to attract new customers. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even if we acquire new technologies we may not be able to implement them as effectively as other companies with more experience with those new technologies.

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

         Revenue Recognition. We recognize revenue in accordance with all applicable U.S. Generally Accepted Accounting Principles including SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance on revenue recognition, as well as criteria for when revenue is realized and earned and related costs are incurred. The application of SAB 101 requires management's judgment on the amount and timing of revenue recognition. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

         The assessment of collectabilty is particularly critical in determining whether or not revenue should be recognized. A portion of our revenue is for reciprocal compensation generated by calls placed to Internet Service Providers who are our customers. In addition, a portion of our revenue is access charge revenue for connecting our voice service customers to their selected long-distance carriers for outbound calls or for delivering inbound long-distance traffic to our voice service customers. Our ability to earn local reciprocal compensation revenues and access revenues is the subject of numerous regulatory and legal challenges. Until these issues are ultimately resolved, our policy is to recognize these revenues only when realization is reasonably assured.

         Accounts Receivable. A considerable amount of judgment is required in assessing the ultimate realization of our accounts receivable. We evaluate the collectability of our accounts receivable based on a combination of factors. We recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. In circumstances where we are aware of a specific customer's or carrier's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. If the financial condition of our customers or carriers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

         Goodwill and Intangibles. We had significant intangible assets related to goodwill and other acquired intangibles. (See note 5 in Notes to Consolidated Financial Statements.) The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment by management. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment are based on market conditions, legal factors and operational performance of our acquired businesses. Future events could cause us to conclude that intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could have a significant impact on our financial condition and results of operations.

         Network Expenses. The recognition of network expense and the related liabilities for network expense requires certain estimates and assumptions to be made by management. Our accruals for unbilled leased network facilities, network access charges, and equipment co-location charges are based on circuit counts, estimated usage, and active co-location sites. Additionally, our accrual includes charges invoiced by carriers, which are probable network expenses but have not yet been paid due to rate or volume disputes with other carriers. Should changes in conditions or facts cause us to revise our estimates our financial condition and results of operations could be significantly impacted.

         Other Matters. We do not have any of the following:

         o    Off-balance sheet financial arrangements;

         o Trading activities that include nonexchange traded contracts accounted for at fair value; or

         o Relationships and transactions with persons or entities that derive benefits from any nonindependent relationship other than the related party transactions discussed below.

New Accounting Pronouncements

         We continually monitor and revise our accounting policies as developments occur. The following recently issued accounting pronouncements may impact the future presentation of our financial condition and results of operations.

         In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of this statement is required for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material effect on our financial position or results of operations.

         In December 2002 the FASB issued SFAS No. 148 (SFAS 148), "Accounting for Stock-based Compensation-Transition and Disclosure," amending FASB Statement No. 123 (SFAS 123), "Accounting for Stock-based Compensation." SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. During 2002 management implemented SFAS 148. The only effect on the Company's consolidated financial statements was to change the pro forma disclosure information for stock-based compensation. Disclosures required by SFAS 148 will appear in the Company's future interim financial statements.

         In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of Interpretation No. 46 to have a material impact on the Company's future results of operations or financial position.

         The Emerging Issues Task Force issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" addressing the allocation of revenue among products and services in bundled sales arrangements. EITF 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on the Company's future results of operations or financial position.

Certain Related Party Transactions

         See Item 13 of this Annual Report on Form 10-KSB.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and notes thereto are included elsewhere in this Annual Report on Form 10-KSB as follows:

                                                                      Page
                                                                      ----

Report of Tanner + Co...............................................  F-1
Consolidated Balance Sheet..........................................  F-2
Consolidated Statement of Operations................................  F-3
Consolidated Statement of Changes in Stockholders' Deficit..........  F-4
Consolidated Statement of Cash Flows................................  F-5
Notes to Consolidated Financial Statements..........................  F-6

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         A. Identification of Directors and Executive Officers. The directors and officers of CCC GlobalCom, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name                         Age      Director Since         Expiration of Term           Position with CCC GlobalCom
----                         ---      --------------         ------------------           ---------------------------

Z. A. Hakim................   47        June 2000                June 2003             Chairman of the Board/Director
Paul E. Licata.............   53        June 2000                June 2003             Vice Chairman of the Board/Chief
                                                                                       Executive Officer/President/Director
Robert W. Livingston.......   56        N/A                      N/A                   Executive Vice President
James H. Miller............   43        N/A                      N/A                   Secretary
Gilbert Gertner............   77        August 2002              June 2003             Director
Ray Klentzman..............   52        August 2002              June 2003             Director
James T. Rash..............   62        August 2002              June 2003             Director
Joseph P. Tate.............   59        August 2002              June 2003             Director
Charles J. Wisdom..........   65        August 2002              June 2003             Director

         Z. A. Hakim. Mr. Hakim has been Chief Executive Officer, Director and Chairman of the Board of CCC GlobalCom since June 2000. On August 8, 2002, Mr. Hakim resigned as Chief Executive Officer and as an employee of the Company. Mr. Hakim remains as Chairman of the Board. From August 1999 to June 2000 Mr. Hakim was Chief Executive Officer, Director and Chairman of the Board of CCC GlobalCom Corporation, a privately-held company. In June 2000 CCC GlobalCom Corporation entered into a reverse merger with Emerald Capital Investments, Inc. and became a publicly-traded company. Mr. Hakim, as an engineer, businessman and corporate executive, has extensive global expertise in the telecommunications arena, through individual and joint ventures has established Internet, Private Line and Cellular Phone companies in several countries around the world and telecommunications presence in Venezuela, Ecuador, Peru, Antigua/Barbuda, Anguila, Ivory Coast and in Benin, Africa. Mr. Hakim has served as petroleum and telecommunications advisor to the government of Grenada, Ukraine, Benin and Ecuador. Mr. Hakim served as the Chairman of CCOM of Venezuela and Peru and as President for POINTECOM for the International, Central and South American markets. Most recently, Mr. Hakim served as Chief Executive Officer of Commodity Customer Corporation, a consulting firm, including implementation of telecommunication networks in America. Mr. Hakim is a Trustee of the Board of Directors of Houston Baptist University and serves on the finance and technical committees for the second consecutive year. Mr. Hakim holds a Bachelor of Science in Electrical Engineering from Florida Institute of Technology.

         Paul E. Licata. Mr. Licata has been President, Director and Vice Chairman of the Board of CCC GlobalCom since June 2000. On August 8, 2002, Mr. Licata was elected Chief Executive Officer of the Company. From August 1999 to June 2000 Mr. Licata was President and Director of CCC GlobalCom, a privately-held company. Mr. Licata has practiced law in Houston, Texas for the past 26 years. His practice has included business and corporate law matters as well as litigation. He earned his undergraduate degree from the University of Texas and his law degree from the University of Houston. During his legal career Mr. Licata has represented various corporations, both foreign and domestic, and has headed foreign companies' investments into the U.S. real estate market. Mr. Licata has also been instrumental in U.S. companies obtaining licenses to do telecommunications business in South America. Mr. Licata is licensed in the Supreme Court of Texas and all federal courts in Texas, including the Court of Appeals.

         Robert W. Livingston. Mr. Livingston has served as Executive Vice President of CCC GlobalCom since November 2001. In addition, Mr. Livingston has served as the Chief Executive Officer of Ciera from December 1998. Mr. Livingston formed Ciera in December 1998, which was acquired by CCC GlobalCom in June 2000. Mr. Livingston has been a Director of Ciera since its inception in December 1998. From 1997 to 1998 he was Chief Operating Officer of Wireless Communications Technology, Inc., a cellular telephone operator in Africa. From

1996 to 1997 he was a Vice President of GST Telecommunications, a publicly-traded telecommunications company. From 1987 to 1995 he was CEO of Texas-Ohio Communications, a switchless reseller of long-distance telephone service. Mr. Livingston holds a Bachelor of Business Administration in Accounting and Finance from Sam Houston State University.

         James H. Miller. Mr. Miller has served as Corporate General Counsel since April 2001 and Secretary of CCC GlobalCom since September 2001. Mr. Miller was the Senior Litigation Counsel of Equalnet since April 2000, the assets of which were acquired by CCC GlobalCom in April 2001. Prior to joining Equalnet Mr. Miller was in private law practice from 1994 through 2001, was with Miller & Verbil from 1993-1994 and with Baker & Botts from 1985-1991. Mr. Miller has a Masters in Environmental Engineering from Rice University, holds a Bachelor of Science in Mechanical Engineering from Texas A&M University and a Juris Doctorate from the University of Texas.

         Gilbert Gertner. Mr. Gertner has been a director since August 2002. He is currently Owner and CEO of Gertner Investments and Chairman of Worldwide PetroMoly Inc. Mr. Gertner has extensive experience in real estate transactions and in financing and directing companies. Mr. Gertner has 56 years of business experience covering virtually every field of investments. Mr. Gertner is also a board member of Sharp Holding Corporation and Crescent Communications, Inc.

         Ray Klentzman. Mr. Klentzman has been a director since August 2002. He is a Certified Public Accountant, Certified Financial Planner and Certified Senior Advisor with over 22 years of experience in Accounting and Tax Planning. Mr. Klentzman is currently the President of Ray Klentzman CPA. Mr. Klentzman is also a Registered Representative (Stockbroker) with H.D. Vest Investment Securities, Inc. Mr. Klentzman is a member of the Accountants World, American Institute of CPAs. Mr. Klentzman holds a Bachelor of Business Administration from the University of Houston and an Associates of Arts from Blinn Junior College.

         James T. Rash. Mr. Rash has been a director since August 2002. He is currently Chairman and CEO of Tidel Technologies, Inc. Mr. Rash joined Tidel Technologies, Inc. in July 1987 and served as Chief Financial Officer and as a Director until February 1989. Since that time Mr. Rash has served continuously as Chairman of the Board of Directors and Chief Executive Officer, and has served as Chief Financial Officer since January 1995. Mr. Rash was also Chairman and Chief Executive Officer of 3CI from the date of its acquisition by the Company until February 1994. Mr. Rash earned a Bachelor of Business Administration degree from the University of Texas at Austin.

         Joseph P. Tate. Mr. Tate has been a director since August 2002. He is currently President and CEO of Tate Investments. Mr. Tate has more than 35 years of entrepreneurial experience. In 1967, Mr. Tate founded Valley Sanitation, a two-truck waste hauling business in Fort Atkinson, Wisconsin. In 1993, Mr. Tate merged what had become a 12-location business with 10 others to form Superior Services, Inc., a solid waste, special waste and hazardous waste business serving the Midwest. By 1999, Superior had a successful initial public offering, a secondary offering and finally sold to Vivendi, a French conglomerate. Mr. Tate is also a board member of Second Harvest Food Bank, co-chair of the Second Harvest Foundation and board member of Next Door Foundation. Mr. Tate holds a Bachelor of Science Management and Administration from Indiana University.

         Charles J. Wisdom. Dr. Wisdom has been a director since August 2002. He has been a Pastor for 44 years. Dr. Wisdom is currently the Director of CJ Wisdom Ministries and is the leader of The Katy Church. Dr. Wisdom was a Seminary Professor in Mexico City and was the Pastor of First Baptist Church of Katy for over 17 years and currently is Pastor Emeritus. Dr. Wisdom's past board and trustee experience includes: Trustee of East Texas Baptist University, Trustee of Memorial Hospital System, San Antonio, Member of the Executive Board of the BGCT, Dallas and a Trustee of Houston Baptist University. Dr. Wisdom holds a Bachelor of Arts degree from Stephen F. Austin University, a Master of Divinity from Southwestern Seminary in Fort Worth, Texas and a Doctor of Ministry from the Chicago Theological Seminary.

         B. Significant Employees.

         Todd Wallace, 36, has served as the Chief Technology Officer of CCC GlobalCom since December 2002. Prior to CCC GlobalCom, Mr. Wallace served as Chief Technology Officer for IPOperations. Mr. Wallace has over 16 years' experience in the computer systems industry and 12 years of experience in the telecommunications industry. Prior to IPOperations Mr. Wallace was Vice President of Technology at FlashNet Communications, a national Internet Service Provider with over 230,000 subscribers and 650 Points of Presence. Mr. Wallace has also held management positions at Excel Communications where he was responsible for all Internet and Architecture functions. Early experience includes working at Compaq Computer Corporation in Engineering and Omni Computer

Solutions as a consultant working with Small- and Mid-Sized businesses. Mr. Wallace received a Bachelor of Business Administration in General Business and an Masters of Business Administration in Information Systems Management.

         Jerry Lambert, 38, has served as Chief Information Officer of CCC GlobalCom since December 2002. Mr. Lambert has 15 years of experience in the telecommunications and computer systems industries. He has experience in both start-up organizations and in large publicly-traded telecom companies. Mr. Lambert's previous experience includes the CEO position with IPOperations, a Voice-Over-IP (VOIP) carrier based in Dallas. Prior to IPOperations, Mr. Lambert was Vice President of Application Engineering of VocalTec Communications, the recognized pioneer of the Internet telephony industry. Mr. Lambert also held senior telecommunications consultant positions with Compaq and SHL SystemHouse. In these consulting roles, Mr. Lambert specialized in network management, telephony carrier operations, Internet telephony and call center practices. Mr. Lambert's carrier experience includes management positions with Nacogdoches Telecommunications, Digital Network and Excel Communications. In these carrier positions, he was involved in strategic systems planning, business process improvement, enterprise systems management and new product deployment. Mr. Lambert holds a Bachelor of Business Administration degree with a major in Business Information Systems.

         Gary Pentecost, 55, has served as the Director of Mergers and Acquisitions of CCC GlobalCom since September 2000. Prior to joining CCC GlobalCom Mr. Pentecost served in successive roles with GST Telecom, including Director of Acquisitions and Mergers, Regional Vice President and President of GST Net from 1995 to 1998. Mr. Pentecost joined GST Telecom through its acquisition of Texas-Ohio Communications, where Mr. Pentecost served as Chief Executive Officer from 1991 to 1995. Mr. Pentecost holds a Bachelor of Arts in Business Administration from the University of Houston, Texas.

         Mario H. Hernandez, 47, has served as Controller of CCC GlobalCom since July 2002. Prior to joining CCC GlobalCom Mr. Hernandez spent twenty-two years in the telecom and data equipment industry. Mr. Hernandez has served in the Director of Finance position for NextiraOne, LLC, Director of Finance and Controller positions for Williams Communications Solutions, LLC, and Controller position for Centel Communications Systems. Mr. Hernandez holds a B.S.B.A. in Accounting from the University of Houston at Victoria, Texas.

         C. Family Relationships. There are no family relationships among CCC GlobalCom's officers and directors.

         D. Other Involvement in Certain Legal Proceedings.

         Mr. James H. Miller was the Senior Litigation Counsel of Equalnet. On August 9, 2000 Equalnet Communications Corp. and its wholly-owned subsidiaries filed a voluntary petition for relief under Chapter 11, Title 11, of the United States Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. A plan of reorganization was not approved by the Court. Equalnet sold substantially all of its assets to CCC GlobalCom in April 2001 and ceased operations.

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

ITEM 10.   EXECUTIVE COMPENSATION

Compensation Summary

         The following table sets forth a summary of all compensation during the last three fiscal years for (1) CCC GlobalCom's Chief Executive Officer, and (2) the executive officers of CCC GlobalCom whose aggregate annual salary and bonus exceed $100,000 for the year ended December 31, 2002, 2001 or 2000 (the "named executive officers").


                                                                                                     Securities
                                                                                                     ----------
Name and Principal                             Annual                    Other       Restricted      Underlying    All Other
-------------------                            -------                   ------      -----------     -----------   ----------
Position                 Year Ended Dec. 31,     Salary      Bonus    Annual Comp  Stock Award(s)   Options /SARs     Comp      Note
--------                 -------------------     ------      -----    -----------  --------------   -------------     ----      ----

Z. A. Hakim                      2002           $183,063                 $5,179
Chairman of the Board            2001           $250,000                               $21,000         600,000                   (2)
                                 2000           $145,833

Paul E. Licata                   2002           $208,893                 $7,200        $60,000         500,000                   (1)
Chief Executive                  2001           $192,000                               $21,000         600,000                   (2)
Officer, President               2000           $109,169
and Vice Chairman of
the Board

Robert W. Livingston             2002           $171,923
President of Ciera               2001           $120,000     $3,000     $25,024                        750,000                   (3)
and Executive Vice               2000           $120,000    $25,000                                                              (4)
President

Clifford J. Bottoms              2002            $68,283                 $1,731                         34,607                   (5)
Chief Financial
Officer

Stephen A. Garcia                2002           $113,117
Former Chief
Financial Officer
----------

(1) Mr. Licata was awarded August 19, 2002, 500,000 shares of restricted common stock pursuant to his Addendum to Employment Contract upon elected Chief Executive Officer of CCC GlobalCom.

(2) Mr. Hakim and Mr. Licata were each awarded 600,000 shares of restricted common stock, under terms of an Escrow Agreement that was fulfilled November 30, 2001 when the Company purchased the assets of Incomnet Communications Corp. These shares have been valued at $0.035 per share based upon an independent appraisal report.

(3)      In August 2001,  CCC  GlobalCom  entered into a Settlement  and Release
         Agreement with Mr. Livingston and Mr. James H. Jarrett, a former officer of CCC GlobalCom, to settle and resolve differences related to the Ciera Purchase executed on May 3, 2000. The Company agreed to issue 400,000 shares of CCC GlobalCom stock to each officer. Those shares have been valued at $0.035 per share based upon an independent appraisal report. The stock was issued during the year ended December 31, 2002. The Company accrued a total of $28,000 in expense during 2001 related to these shares, and $14,000 has been included in Other Annual Compensation in the Summary Compensation Table for Mr. Livingston. In addition, CCC GlobalCom reimbursed the officers for professional fees of approximately $4,000 each that the officers incurred to have a review of the documents performed, which is also included in Other Annual Compensation for Mr. Livingston.

(4) Under provisions of the June 2000 employment agreement with Mr. Livingston, he was initially to be granted 500,000 shares of stock upon joining the company that would vest over five years and an option to purchase 250,000 shares of stock at a price of $3.75 per share that would also vest over five years. The employment agreement was amended in 2001 and the sign-on shares were replaced with 500,000 options to purchase company stock at a price of $3.50 per share that vest over five years from employment date. The options expire June 2005. Mr. Livingston is vested in 300,000 options at the current date. No options have been exercised by Mr. Livingston. See Employment Agreement disclosure below for more information. All options granted were outside the 2001 Stock Incentive Plan discussed below.

(5) Mr. Bottoms resigned from the Company and the board during the first quarter 2003 to pursue other opportunities. Mr. Garcia resigned from the Company during the third quarter 2002 to pursue other opportunities.

Options/SAR Grants in Last Fiscal Year

         The following table sets forth the stock option grants that have been awarded to executive officers of CCC GlobalCom.

                             Number of Securities
                             --------------------
                            Underlying Options/SARs      Percent of Total Options/SARs  Exercise or Base
                            -----------------------      -----------------------------  ----------------
Name                                Granted                   Granted to Employees       Price ($/Share)    Expiration Date   Notes
----                                -------                   --------------------       ---------------    ---------------   -----
Clifford J. Bottoms                   34,607                           4%                     $1.00             11/18/12       (1)

-----------

(1) Options issued under CCC GlobalCom's 2001 Stock Incentive Plan. See 2001 Stock Incentive Plan disclosure below for more information.

Aggregate Option Exercises and Number/Value of Unexercised Options

         No options were exercised during 2002 or 2001. The total vested options for Mr. Livingston and Mr. Jarrett at December 31, 2002 is 410,000.

Compensation of Directors

         Members of the Board of Directors, including employees of CCC GlobalCom, are compensated $500 for each meeting attended. During 2002 there were two scheduled Board of Directors meetings scheduled after the expansion of the Board to ten members on August 8, 2002. On October 9, 2002 the board resolved to issue 50,000 shares of common stock to each of the current board members of the Company as additional compensation. At December 31, 2002 the shares have not been issued but have been accrued for in the financial statements for the period ended December 31, 2002.

Employment Agreements

         In February 2001 CCC GlobalCom entered into employment agreements with Mr. Hakim and Mr. Licata that expire February 16, 2005. The agreements are automatically extended each year for an additional year, unless either party gives written notice 60 days in advance of the anniversary date. The agreement provides the officer/director with an annual base salary of $250,000 and $192,000, respectively, business expense reimbursement, certain employee benefits or equivalent compensation, vacation and paid holidays, office space and eligibility for: 1) 500,000 sign-on shares 2) bonuses; 3) other benefit programs which may be offered by CCC GlobalCom to its employees; 4) a lump sum termination payment of 300% of the officer's/director's gross income for the year preceding termination. In the event the officer/director is terminated for other than cause, the officer/director will be entitled to receive all or part of the items noted above; including a bonus, if paid in the year preceding termination for the remaining term of the agreement as if employment had not terminated. The agreement must be assigned to acquiring or successor entities and termination of the officer/director must be approved by a majority of the directors of the Company.

         In August 2002 Mr. Licata's employment agreement was amended upon his election to Chief Executive Officer of CCC GlobalCom Corporation. All terms of the employment agreement remain the same except for annual base salary and an additional issuance of shares of stock. Mr. Licata's annual base salary was changed from $192,000 to $220,000. In addition, Mr. Licata was also awarded 500,000 shares of restricted stock. See Executive Compensation disclosure above for more information.

         In June 2000 the Company entered into an employment agreement with Mr. Livingston. The agreement has a five-year term and expires June 1, 2005. Each year the agreement will be renewed for one year on June 1 unless either party gives written notification at least three months prior to the anniversary date. The agreement provides the officer with an annual base salary of $120,000; a bonus of 1% of revenues (which was eliminated in 2001), participation in a stock option plan; 1,300,000 options to purchase shares of CCC GlobalCom common stock (800,000 options have a strike price of $3.50 and 500,000 options have a strike price of $3.75 per share, these options expire June 2005), the options vest ratably over five years on the anniversary date of the agreement. If the officer's employment is terminated for reasons other than cause, the stock options will vest immediately and a severance payment equal to the balance of the employment agreement contract. All options granted were outside of the 2001 Stock Incentive Plan discussed below.

2001 Stock Incentive Plan

         On June 22, 2001 the shareholders approved CCC GlobalCom's 2001 Stock Incentive Plan (the "2001 Plan") which provides for the issuance of a maximum
4,000,000 shares of common stock pursuant to the exercise of options granted under the 2001 Plan or pursuant to stock awards granted under the 2001 Plan. The Options granted under the 2001 Plan may be Incentive Stock Options pursuant to
Section 422 of the Internal Revenue Code of 1986 ("ISOs") or Nonqualified Stock Options ("NSOs"). The Board of Directors administers the Plan. The Option price and terms is to be set for each Option by the Committee administering the Plan. NSO options granted under the Plan may have a term not exceeding ten years. ISO options granted under the Plan may have a term not exceeding five years. The Committee may grant options to employees (including officers and directors, or consultants). At December 31, 2002, 842,000 stock options had been issued under the 2001 Plan to employees of the Company at an exercise price of $1.00. All other stock options that had been issued as of December 31, 2002, were issued outside the current stock options plan.

Long-term Incentive Plan Awards

         Other than its 2001 Stock Incentive Plan, we do not maintain any long-term incentive plans.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         a. The following table sets forth a summary of security ownership of certain beneficial owners. Any person (including any "group") that is known to be the beneficial owner of more than five percent of CCC GlobalCom's common stock as of March 31, 2003.

Name and Address of Beneficial Owner      Amount and Nature of Beneficial Ownership(1)    Percent of Class
------------------------------------      --------------------------------------------    ----------------
Z. A. Hakim(2)(6)
1114 Dominion Drive, Katy, TX                         15,206,152                            41%

Paul E. Licata(3)
10802 Hunters Forest, Houston TX                       2,766,666                             7%

Doug Morris(4)(6)
2800 E Wild Mare Way, Heber City UT                    1,662,299                             4%

CCC COMMUNICATIONS LTD(5)
1114 Dominion Drive, Katy, TX                          2,429,095                             7%

AMT TRADING INC(5)
1114 Dominion Drive, Katy, TX                          7,577,057                            20%

-----------

(1) Excludes shares, which may be acquired through the exercise of stock options. See Employment Agreement section in Item 10.

(2) Mr. Hakim is the owner of 5,200,000 shares. A total of 7,577,057 shares are owned by AMT Trading Inc. and 2,429,095 shares are owned by CCC Communications LTD. Both entities are affiliates of Mr. Hakim.

(3) A total of 1,266,666 of these shares are owned by Paul Licata, P.C. and 1,000,000 of these shares are owned by 1999 DC Trust, both of which are affiliates of Mr. Licata. Mr. Licata is the owner of 500,000 shares.

(4) Mr. Morris is the owner of 559,217 shares. A total of 597,251 shares are owned by Ensign Resources, 166,665 shares are owned by Hyacinth Resources Inc. and 339,166 shares are owned by H&M Capital Investment Inc. These entities are affiliates of Mr. Morris.

(5)      These shares are included in the shares  attributed to Mr.  Hakim.  See note 2.

(6) As of March 25, 2003, Mr. Hakim has submitted 6,814,629 shares of stock, owned by Mr. Hakim or affiliates, to the transfer agent. Shares totaling 547,905 have been transferred to Mr. Morris. This transfer is reflected in the Amount and Nature of Beneficial Ownership table above for both parties. Shares totaling 1,266,724 will be transferred to Mr. Morris. Shares totaling 5,000,000 are being contributed back to the Company. The Company has elected to cancel the 5,000,000 shares reducing the total number of shares issued to 32,247,251. Upon completion of the stock transfers, the total amount of shares owned by Mr. Hakim and his affiliates will be 8,939,428, 28% of class based on 32,47,251 shares issued. Mr. Morris' ownership will increase to 2,929,023, 9% of class based on 32,247,251 shares issued.

         b. The following table details the security ownership of management of CCC GlobalCom as of March 31, 2002, beneficially owned by all directors and each of the named executives and directors and executive officers as a group.


Name and Address of Beneficial Owner     Amount and Nature of Beneficial Ownership(1)    Percent of Class
------------------------------------     --------------------------------------------    ----------------
Z. A. Hakim
1114 Dominion Drive, Katy, TX                           15,206,152                             41%

Paul E. Licata
10802 Hunters Forest, Houston TX                         2,766,666                              7%

Robert W. Livingston(2)
3930 Bolivia, Pasadena, TX                               1,361,677                              4%

Clifford J. Bottoms
5535 Wendover Court, Fulshear TX                                 -                              -

James H. Miller
3032 Nottingham, Houston TX                                      -                              -

Joseph P. Tate
3252 North Lake Drive, Milwaukee WI                        400,000                              1%

Directors and Executive Officers                        19,734,495                             53%
-----------

(1) See notes to the first table for details of the beneficial ownership of Mr. Hakim and Mr. Licata.

(2)      Mr. Livingston's  beneficial  ownership includes 300,000 shares,  which
         may  be  acquired   pursuant  to  stock  options  which  are  currently
         exercisable.

         c. Changes in Control. No changes in control of CCC GlobalCom are currently contemplated.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Employment Agreements-CCC GlobalCom Officers

         In February 2001 CCC GlobalCom entered into employment agreements with two members of executive management, who are officers, directors and shareholders, that expire February 16, 2005. The agreements are automatically extended each year for an additional year unless either party gives written notice 60 days in advance of the anniversary date. The agreement provides the officer/director with an annual base salary, business expense reimbursement, certain employee benefits or equivalent compensation, vacation and paid holidays, office space and eligibility for: 1) 500,000 sign-on shares; 2) bonuses; 3) other benefit programs which may be offered by CCC GlobalCom to its employees; 4) a lump sum termination payment of 300% of the officer's/director's gross income for the year preceding termination. In the event the officer/director is terminated for other than cause, the officer/director will be entitled to receive all or part of the items noted above; including a bonus, if paid in the year preceding termination, for the remaining term of the agreement as if employment had not terminated. The agreement must be assigned to acquiring or successor entities and termination of the officer/director must be approved by a majority of the directors of CCC GlobalCom.

         In August 2002 Mr. Licata's employment agreement was amended upon his election to Chief Executive Officer of CCC GlobalCom Corporation. All terms of the employment agreement remain the same except for annual base salary and an additional issuance of shares of stock. Mr. Licata's annual base salary was changed from $192,000 to $220,000. In addition, Mr. Licata was also awarded 500,000 shares of restricted stock. See Executive Compensation disclosure above for more information.

Stock Bonus to Officers

         On August 31, 2001 CCC GlobalCom granted to two officer/directors a stock bonus of 600,000 shares, each under terms of an Escrow Agreement that was fulfilled November 30, 2001 when CCC GlobalCom purchased the assets of Incomnet. These shares have been valued at a price of $0.035 per share based upon an independent appraisal and related compensation expense of $42,000 has been recorded in our 2001 results.

Employment Agreements-Ciera Officers

         In June 2000 CCC GlobalCom entered into an employment agreement with an officer of Ciera Network Systems. The agreement has a five-year term and expires June 1, 2005. Each year the agreement will be renewed for one year on June 1 unless either party gives written notification at least three months prior to the anniversary date. The agreement provides the officer with an annual base salary; participation in a stock option plan; 1,300,000 options to purchase shares of CCC GlobalCom common stock (800,000 options have a strike price of $3.50 per share and 500,000 options have a strike price of $3.75 per share, these options expire June 2005), the options vest ratably over five years on the anniversary date of the agreement. If the officers' employment is terminated for reasons other than cause, the stock options will vest immediately and a severance payment equal to the balance of the employment agreement contract is due. No options that have vested under this employment agreement have been exercised by the employee.

Settlement and Release Agreement

         In August 2001 CCC GlobalCom entered into a Settlement and Release Agreement with the two officers of Ciera to settle and resolve differences related to the Ciera Purchase executed on May 3, 2000. CCC GlobalCom agreed to issue 400,000 shares of CCC GlobalCom stock to each officer. The stock was issued as of December 31, 2002. CCC GlobalCom recorded $28,000 in expense during 2001 related to these shares based upon an independent appraisal. In addition, CCC GlobalCom reimbursed the officers for professional fees of approximately $8,000 that they incurred to have a review of the documents performed.

Services Provided by Affiliate of an Officer

         In June 2001 CCC GlobalCom paid $26,000 to a professional services firm that is managed by an officer/director. The fees were related to services provided in conjunction with the June 2000 merger of Emerald and CCC GlobalCom.

Consulting Agreement with Shareholder

         In January 2001 CCC GlobalCom entered into a consulting agreement with a company that is a shareholder and an affiliate of a current shareholder and a former director. This agreement engaged the consultant to assist CCC GlobalCom with shareholder relations, financial public relations, review of CCC GlobalCom's business plan, introductions to lending institutions and securities brokers, and assisting the Company in evaluating and structuring potential mergers or acquisitions. The term of the agreement expired January 9, 2002 and CCC GlobalCom compensated the consulting firm $90,000 during 2001 for services performed under this agreement. The agreement included a covenant not to compete provision that extended through January 2004 that restricts the consultant from engaging in a business that competes with CCC GlobalCom. The Company issued 400,000 shares of common stock valued at $48,000 which was the fair market value of the common stock during the year ended December 31, 2002 for services performed under this agreement.

Stock Grants for Services Provided by Shareholders

         CCC GlobalCom entered into consulting agreements with a company that is a shareholder and an affiliate of a former director and an individual that is a shareholder. The agreements called for consulting to be provided to CCC GlobalCom in exchange for stock. CCC GlobalCom issued 112,768 shares of common stock in 2002 for services performed under these consulting agreements. The Company recorded consulting expense of approximately $366,000 in 2001 related to these agreements.

Consulting Services Provided by a Board Member

         During 2002 the Company paid consulting fees to a board member totaling $64,000.

ITEM 13.   EXHIBITS,  AND REPORTS ON FORM 8-K

   Exhibit
   Number          Document Description
   -------         --------------------

    3.1        Articles of  Incorporation-incorporated  herein by  reference  to
               Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-30365-C).
    3.2 Bylaws-incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No. 33-30365C).
    10.1 CCC GlobalCom Corporation 2001 Stock Incentive Plan-incorporated herein by reference to Exhibit 10.2 on Form 10QSB Filed on August 10, 2001 (SEC File No. 33-30365-C).
    10.2 Employment Agreement between CCC GlobalCom Corporation and Z. A. Hakim-incorporated herein by reference to Exhibits 10.1, 10.2, 10.4, and 10.6 on Form 10-KSB Filed on April 3, 2000 (SEC File No. 33-30365-C).
    10.3       Employment  Agreement between CCC GlobalCom  Corporation and Paul
               E. Licata-incorporated herein by reference to Exhibit 10.3 on Form 10-KSB Filed on April 3, 2000 (SEC File No. 33-30365-C).
    10.4 Employment Agreement Addendum between CCC GlobalCom Corporation and Paul E. Licata.
    10.5       Employment Agreement between CCC GlobalCom Corporation and Robert
               W. Livingston dated June 1, 2000 incorporated herein by reference to Exhibit 10.4 on Form 10-KSB filed on April 16, 2002 (SEC File No. 33-30365-C).
    10.6 Second Amended and Restated Loan and Security Agreement between Ciera Network Systems, Inc., CCC GlobalCom Corporation and RFC Financial Corporation.
    10.7 Collateral Subordination Agreement between Ironwood Telecom LLC and RFC Capital Corporation, dated November 30, 2001 incorporated herein by reference to Exhibit 10.7 on Form 10-KSB filed on April 16, 2002 (SEC File No. 33-30365-C).
    10.8 Carrier Service Agreement between Ciera Network Systems and Global Crossing Bandwidth, Inc. Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission incorporated herein by reference to Exhibit
               10.9 on Form 10-KSB filed on April 16, 2002 (SEC File No. 33-30365-C).
    10.9 Amendment Number 2 to Wholesale Services Agreement between Ciera Network Systems, Inc. and Qwest Communications Corporation dated May 11, 2001. Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission incorporated herein by reference to Exhibit 10.11 on Form 10-KSB filed on April 16, 2002 (SEC File No. 33-30365-C).
    10.10 Warrant to purchase 2,000,000 Shares of Common Stock of CCC GlobalCom Corporation by RFC Capital Corporation. Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.
    10.11 License Agreement between COLO 6, LLC and Ciera Network Systems, Inc dated February 1, 2002. Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission incorporated herein by reference to Exhibit
               10.16 on Form 10-KSB filed on April 16, 2002 (SEC File No. 33-30365-C).
    21.1       Subsidiaries of Registrant.
    99.1       Certification of Chief Executive Officer.
    99.2       Certification of Principal Financial Officer.

Reports on Form 8-K:

    (1) Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEM 14.   CONTROLS AND PROCEDURES

         The Registrant's President and CEO, and its Chief Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Registrant. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Registrant's disclosure controls and procedures [as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934] are effective. No significant changes were made in the Registrant's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CCC GLOBALCOM CORPORATION

Date: April 15, 2003                       By  /s/Paul E. Licata
                                           --------------------------------
                                           Paul E. Licata CEO and President
                                           Principal Executive Officer

Date: April 15, 2003                       By  /s/Mario H. Hernandez
                                           --------------------------------
                                           Mario H. Hernandez, Controller
                                           Principal Financial Officer

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of CCC GlobalCom and in the capacities and on the dates indicated.

     Signature                     Capacity                         Date
     ---------                     --------                         ----

  /s/ Z. A. Hakim              Chairman of the Board            April 15, 2003
---------------------------
  Z. A. Hakim

  /s/Paul E. Licata            CEO/President/Director           April 15, 2003
---------------------------
  Paul E. Licata

  /s/Gilbert Gertner           Director                         April 15, 2003
---------------------------
  Gilbert Gertner

  /s/Ray Klentzman             Director                         April 15, 2003
---------------------------
  Ray Klentzman

  /s/James T. Rash             Director                         April 15, 2003
---------------------------
  James T. Rash

  /s/Joseph P. Tate            Director                         April 15, 2003
---------------------------
  Joseph P. Tate

  /s/Dr. Charles Wisdom        Director                         April 15, 2003
---------------------------
  Dr. Charles Wisdom

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Paul E. Licata, certify that:

     1. I have reviewed this annual report on Form 10-KSB of CCC GlobalCom Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         o    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         o    presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         o all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003

  /s/Paul E. Licata
-----------------------
Paul E. Licata
Chief Executive Officer

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Mario H. Hernandez, certify that:

     1. I have reviewed this annual report on Form 10-KSB of CCC GlobalCom Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         o    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         o    presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         o all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003

  /s/Mario H. Hernandez
-----------------------
Mario H. Hernandez
Controller/Principal Financial Officer

                               CCC GLOBALCOM CORPORATION
                               Consolidated Financial Statements
                               December 31, 2002 and 2001

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of CCC GlobalCom Corporation and Subsidiaries


We have audited the consolidated balance sheet of CCC GlobalCom Corporation and Subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCC GlobalCom Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a deficit in working capital, a stockholders' deficit at December 31, 2002 and has incurred substantial losses from operations. As discussed in Note 2 to the consolidated financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Tanner + Co.

Salt Lake City, Utah
February 28, 2003
except for Note 17 which
is dated March 19, 2003

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                      Consolidated Balance Sheet

                                                                    December 31,
--------------------------------------------------------------------------------

        Assets                                                        2002
        ------                                                 ----------------

Current assets:
  Cash and cash equivalents                                    $        212,730
  Restricted cash                                                       389,138
  Accounts receivable, net of allowance for
    doubtful accounts of $2,435,015                                   3,008,240
  Prepaid expense and other current assets                              134,525
                                                               ----------------

          Total current assets                                        3,744,633

Property and equipment, net                                           2,293,825
Intangibles, net                                                      1,042,624
Other                                                                   214,089
                                                               ----------------

          Total assets                                         $      7,295,171
                                                               ----------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Note payable                                                 $      2,762,609
  Accounts payable                                                   14,430,550
  Accrued expenses                                                    2,127,858
  Excise taxes payable                                                2,457,696
  Accrued compensation and other                                        395,684
  Current portion of long-term debt,
    net of discount of $777,000                                      14,684,318
  Deferred revenue                                                      183,843
                                                               ----------------

          Total current liabilities                                  37,042,558

Long-term debt                                                          549,446
                                                               ----------------

          Total liabilities                                          37,592,004
                                                               ----------------

Commitments                                                                   -

Stockholders' deficit:
  Common stock, $.001 par value, authorized
   100,000,000 shares; issued and outstanding
   37,213,918 shares                                                     37,214
  Additional paid-in capital                                         10,684,656
  Accumulated deficit                                               (41,018,703)
                                                               ----------------

          Total stockholders' deficit:                              (30,296,833)
                                                               ----------------

                                                               $      7,295,171
                                                               ----------------


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-2



                                                                  CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                                        Consolidated Statement of Operations

                                                                                     Year Ended December 31,
------------------------------------------------------------------------------------------------------------

                                                                           2002                 2001
                                                                    ----------------------------------------
Net sales                                                           $        26,722,393     $     11,815,163

Expenses:
  Cost of services                                                          (20,568,419)          (8,275,747)
  Selling, general and administrative expenses                              (18,258,910)         (11,931,710)
  Depreciation and amortization expense                                      (3,726,980)          (2,592,537)
  Impairment loss                                                                     -           (6,896,170)
                                                                    ----------------------------------------

        Loss from operations                                                (15,831,916)         (17,881,001)
                                                                    ----------------------------------------

Other income (expense):
  Interest income                                                                11,903               29,367
  Interest expense                                                           (1,570,918)            (834,187)
  Other, net                                                                     (7,764)            (100,546)
  Loss on disposal of assets                                                 (2,312,266)              (4,000)
                                                                    ----------------------------------------

                                                                             (3,879,045)            (909,366)
                                                                    ----------------------------------------

        Loss before income taxes                                            (19,710,961)         (18,790,367)

Income taxes                                                                          -                    -
                                                                    ----------------------------------------

        Net loss                                                    $       (19,710,961)    $    (18,790,367)
                                                                    ----------------------------------------

Loss per share - basic and diluted                                  $             (0.54)    $          (0.57)
                                                                    ----------------------------------------

Weighted average shares - basic and diluted                                  36,207,000           32,999,000
                                                                    ----------------------------------------


------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                             F-3


                                                                                                          CCC GLOBALCOM CORPORATION
                                                                                    Consoldiated Statement of Stockholders' Deficit

                                                                                             Years Ended December 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock                 Additional
                                        ------------------------------         Paid in          Accumulated          Stockholders'
                                            Shares         Amount              Capital            Deficit              Deficit
                                        --------------------------------------------------------------------------------------------

Balance, January 1, 2001                    32,325,710   $     32,326    $      4,133,008    $      (2,517,375)    $      1,647,959

Stock issued for:
     Cash                                      795,293            795           2,330,911                    -            2,331,706
     Services                                  460,127            460           1,165,308                    -            1,165,768
     Incomnet acquisition                      125,000            125             499,875                    -              500,000
Stock bonus awarded to:
     Officers/directors                      1,200,000          1,200              40,800                    -               42,000
     Employee                                   20,020             20              65,045                    -               65,065
Net loss                                             -              -                   -          (18,790,367)         (18,790,367)
                                        --------------------------------------------------------------------------------------------

Balance, December 31, 2001                  34,926,150         34,926           8,234,947          (21,307,742)         (13,037,869)

Stock issued for:
     Satisfaction of payable                   912,768            913             393,584                    -              394,497
     Services                                  400,000            400              47,600                    -               48,000
     Equipment                                  50,000             50             162,450                    -              162,500
Stock bonus awarded to:
     Officers/directors                        500,000            500              59,500                    -               60,000
     Employee                                  300,000            300             311,700                    -              312,000
Exercise of warrant                            125,000            125             499,875                    -              500,000
Warrants issued related to debt                      -              -             975,000                    -              975,000
Net loss                                             -              -                   -          (19,710,961)         (19,710,961)
                                        --------------------------------------------------------------------------------------------

Balance, December 31, 2002                  37,213,918   $     37,214    $     10,684,656    $     (41,018,703)    $    (30,296,833)
                                        --------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-4

                                                                                   CCC GLOBALCOM CORPORATION
                                                                        Consolidated Statement of Cash Flows

                                                                                    Years Ended December 31,
------------------------------------------------------------------------------------------------------------

                                                                               2002               2001
                                                                        ------------------------------------
Cash flows from operating activities:
  Net loss                                                              $     (19,710,961)   $   (18,790,367)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                               3,726,980          2,592,537
    Impairment loss                                                                     -          6,896,170
    Loss on disposal of assets                                                  2,312,266              4,000
    Interest and fees added to line of credit                                           -            569,314
    Stock issued for compensation                                                 372,000                  -
    Stock issued for services                                                      48,000          1,667,330
    Warrant expense related to loan refinance                                     198,000                  -
    (Increase) decrease in:
      Restricted cash                                                              21,193           (410,331)
      Accounts receivable                                                       2,263,465             82,912
      Prepaid expenses                                                            491,716           (430,729)
      Other assets                                                                108,693            (20,345)
    Increase (decrease) in:
      Accounts payable                                                          8,547,429          5,215,462
      Accrued compensation and other                                             (186,012)            23,767
      Excise taxes payable                                                      1,214,958            916,767
      Accrued expenses                                                          1,577,223            477,887
      Deferred revenue                                                           (103,039)          (206,218)
                                                                        ------------------------------------

        Net cash provided by (used in) operating activities                       881,911         (1,411,844)
                                                                        -------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                             (125,808)          (922,008)
  Proceeds from sale of fixed assets                                                    -                792
  Net cash paid in acquisitions                                                         -           (557,660)
  Purchase of intangible assets                                                         -            (56,992)
                                                                        ------------------------------------

        Net cash used in investing activities                                    (125,808)        (1,535,868)
                                                                        ------------------------------------

Cash flows from financing activities:
  Payments on long-term debt                                                     (217,852)          (149,931)
  Net (decrease) increase on line of credit                                      (972,577)           299,234
  Proceeds from issuance of stock                                                       -          2,331,706
                                                                        ------------------------------------

        Net cash (used in) provided by financing activities                    (1,190,429)         2,481,009
                                                                        ------------------------------------

        Net change in cash                                                       (434,326)          (466,703)

Cash and cash equivalents at beginning of year                                    647,056          1,113,759
                                                                        ------------------------------------

Cash and cash equivalents at end of year                                $         212,730    $       647,056
                                                                        ------------------------------------


Supplemental disclosure of cash flow information:
Cash paid during the year for:
        Interest                                                        $       1,285,444    $         1,975
                                                                        ------------------------------------

        Income taxes                                                    $               -    $             -
                                                                        ------------------------------------

------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                             F-5

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.   Organization       Organization
     and                CCC GlobalCom  Corporation,  a Nevada  corporation ("CCC
     Significant        GlobalCom" or the "Company"), conducts operations in the
     Accounting         telecommunications   industry  though  its  wholly-owned
     Policies           subsidiary,  Ciera Network Systems, Inc. ("Ciera").  The
                        Company provides local and long-distance communications services in the United States.

                        Principles of Consolidation
                        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ciera Network Systems, Inc. All significnat intercompany balances and transactions have been elimiated in consolidation. The Company is the majority shareholder of GlobalTel (a subsidiary located in Columbia). GlobalTel is accounted for on the equity method due to the Company not being able to exercise control. Financial information of GlobalTel is not presented as the amounts are not material.

                        Cash and Cash Equivalents
                        The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

                        Restricted Cash
                        Restricted cash represents deposits in lockboxes setup for the benefit of RFC Capital Corp. that have not been swept at year-end in the amount of approximately $216,000 and deposits to secure letters of credit issued for the benefit of vendors in the amount of approximately $173,000 as of December 31, 2002.

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


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Intangible Assets
     and                Effective  January 1, 2002, the Company adopted SFAS No.
     Significant        142,   "Goodwill  and  Other  Intangible   Assets."  The
     Accounting         adoption of SFAS No. 142 required an initial  impairment
     Policies           assessment  involving a comparison  of the fair value of
     Continued          intangible  assets to the current  carrying value.  This
                        initial impairment assessment did not result in any impairment of our intangible assets. Our intangible assets consist of acquired customer accounts which are being amortized on a straight-line basis over two years.

                        The Company reviews such intangible assets for impairment to ensure they are appropriately value dif conditions exist that may indicate they carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. The Company assesses recoverability of the intangible assets by determining whether the intangible asset can be recovered over its remaining life through undiscounted future operating cash flows of the acquired operation.

                        Revenue Recognition
                        Revenues are derived primarily from sales of local and long-distance telephone services. Revenues are recognized as services are provided to customers that have entered into binding agreements with a price that is fixed and determinable and when collection is reasonably assured. Deferred revenues arise primarily from pre-billing for local telephone services. These amounts are recognized over the period for which the services are provided.

                        Advertising
                        The Company expenses the cost of advertising as incurred. For the years ended December 31, 2002 and 2001, advertising expenses totaled approximately $11,000 and $32,000, respectively, and are included in general and administrative expenses in the accompanying statement of operations.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Stock Based Compensation
     and                The Company accounts for stock-based  compensation under
     Significant        the recognition and measurement principles of APB Opinon
     Accounting         No. 25,  Accounting  for Stock Issued to Employees,  and
     Policies           related   Inerpretations.    No   stock-based   employee
     Continued          compensation  cost is  reflected  in the net loss as all
                        options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of FASB Statement
                        No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                             Years Ended December 31,
                                         ----------------------------------
                                               2002            2001
                                         ----------------------------------

 Net loss - as reported                   $  (19,711,000) $   (18,790,000)
 Less:  Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects.          (327,000)        (328,000)
                                         ----------------------------------

 Net loss - pro forma                     $  (20,038,000) $   (19,118,000)
                                         ----------------------------------

 Loss per share - as reported             $         (.54) $          (.57)
                                         ----------------------------------

 Loss per share - pro forma               $         (.55) $          (.58)
                                         ----------------------------------

                        The fair value of each option grant is estimated in the date of grant using the Black-Scholes option prici following assumptions:

                                                           December 31,
                                              ----------------------------------
                                                    2002            2001
                                              ----------------------------------

                 Expected dividend yield              -                -
                 Expected price volatility         143%              79%
                 Risk-free interest rate           4.25             4.5%
                 Expected life of options             5                5

                        The weighted average fair value of options granted during 2002 and 2001 are $0.05 and $1.47 per share, respectively.


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Income Taxes
     and                The Company  accounts  for income  taxes using the asset
     Significant        and  liability  method.  Under the  asset and  liability
     Accounting         method,   deferred  tax  assets  and   liabilities   are
     Policies           recognized for future tax  consequences  attributable to
     Continued          differences  between the  financial  statement  carrying
                        amounts of  existing  assets and  liabilities  and their
                        respective   tax   bases.   Deferred   tax   assets  and
                        liabilities   are  measured   using  enacted  tax  rates
                        expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        Loss Per Common Share
                        The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 1,702,000 and 915,000 shares of common stock at a range of $1.00 to $3.75 per share were outstanding at December 31, 2002 and 2001 respectively, but were not included in the diluted loss per share calculation because the effects would have been anti-dilutive.

                        Impairment of Long-Lived Assets
                        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

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

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Concentration  of Credit Risk and Significant  Customers
     and                Continued
     Significant        The  Company's   customer  base  consists  primarily  of
     Accounting         telecommunications  service  resellers and  individuals.
     Policies           During the year ended  December 31, 2002,  29 percent of
     Continued          the revenues were billed to customers in California,  20
                        percent of the revenues were billed to customers located in Texas and 17 percent of the revenues were billed to customers located in Missouri.

                        The Company relies on certain vendors to provide wholesale telecommunication services. Three vendors provide 36%, 24% and 21%, respectively, of the local and long-distance services that the Company resells.

                        The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                        Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

2.   Going              The accompanying  consolidated financial statements have
     Concern            been  prepared  assuming the Company will  continue as a
                        going  concern.   However,   the  Company  has  incurred
                        significant  recurring net losses, has a working capital
                        deficit,   and  has  a  stockholders'   deficit.   These
                        conditions raise substantial doubt about the Company's ability to continue as a going concern.

                        Management's plans with respect to this uncertainty include, among other matters, (1) raising capital through issuance of equity, (2) continuing to increase revenue through obtaining new customers and (3) minimizing operating costs.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Going              There can be no assurance that  management's  plans will
     Concern            be successful.  The accompanying  consolidated financial
     Continued          statements  do not include any  adjustments  relating to
                        the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


3.   Acquisitions       On April 5, 2001, the Company  purchased  certain assets
                        of Equalnet  Communications  Corporation  (Equalnet),  a
                        reseller  of  long-distance   telephone  services.   The
                        agreement  required the Company to pay $500,000 cash and
                        to assume approximately  $7,500,000 in debt. The Company
                        incurred  approximately  $162,000 of costs in  acquiring
                        Equalnet.   The   acquisition   costs   were   primarily
                        professional fees.

                        On September 11, 2001, the Company purchased the assets of Omniplex Communications Corporation (Omniplex), a reseller of local and long-distance telephone service. The agreement required the Company to assume approximately $8,125,000 in debt. The Company incurred acquisition costs of approximately $175,000, which were primarily professional fees for this purchase.

                        On November 30, 2001, the Company purchased the assets of Incomnet Communications Corporation (Incomnet), a reseller of long-distance telephone service. The agreement required approximately $1,750,000 in cash, which was borrowed from RFC Capital, a $750,000 note payable, $500,000 of the Company's stock, and the assumption of approximately $3,029,000 of Incomnet liabilities.

                        The acquisitions were accounted for using the purchase method of accounting, and the excess of the purchase price of approximately $7,906,000 over the estimated fair value of the net assets acquired was allocated to goodwill and approximately $3,273,000 was allocated to the customer base. The consolidated financial statements reflect the operations of the acquired assets from the dates of the acquistions.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Acquisitions       The  Company,   during  the  fourth   quarter  of  2001,
     Continued          reallocated  the purchase price of Equalnet and Omniplex
                        acquisitions  based  upon the  fact  that not all of the
                        receivables  purchased  were  collected.   Goodwill  was
                        increased by  $1,631,569  and accounts  receivable  were
                        decreased  by the same amount to  appropriately  reflect
                        the  purchased   accounts   receivable   that  were  not
                        collected.

                        The following pro forma results of operations give effect to the acquisitions of Equalnet, Omniplex, and Incomnet as if the transactions had occurred January 1, 2001 (rounded to thousands):

                                                                     2001
                                                           ---------------------

                            Revenue                          $       39,500,000
                            Cost of sales                           (26,484,000)
                            General and administrative              (41,681,000)
                            Other income (expense)                   (9,523,000)
                                                           ---------------------

                                     Net loss                       (38,188,000)
                                                           ---------------------

                                     Net loss per share      $            (1.16)
                                                           ---------------------

4.   Property           Property  and  equipment  consists  of the  following at
     and                December 31, 2002 (rounded to thousands):
     Equipment


                        Switch equipment                    $         1,279,000
                        Computer hardware and software                2,510,000
                        Office equipment and other                      174,000
                        Furniture and fixtures                          429,000
                        Leasehold improvements                           50,000
                                                           ---------------------

                                                                      4,442,000
                        Less accumulated depreciation
                          and amortization                           (2,148,000)
                                                           ---------------------

                                                            $         2,294,000
                                                           ---------------------

                        Depreciation    and    amortization    expense   totaled
                        approximately $2,132,000 and $588,000 for the years ended December 31, 2002 and 2001, respectively.


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Property           During the year ended December 31, 2002, the Company was
     and                released   from   an   operating   lease.   A  loss   of
     Equipment          approximately     $2,312,000    was    recongized    for
     Continued          undepreciated  leasehold  improvements  related  to  the
                        lease.

5.   Intangibles        Intangibles consists of the following as of December 31,
     and                2002 (rounded to thousands):
     Impairment
     Loss

                            Customer base                      $      3,089,000
                            Less accumulated amortization            (2,046,000)
                                                              ------------------

                                 Intangibles, net              $      1,043,000
                                                              ------------------

                        Amortization expense of intangibles totaled approximately $1,595,000 and $2,005,000 for the years ended December 31, 2002 and 2001, respectively. The remaining intangible balance will be fully amortized in 2003. The Company wrote off approximately $84,000 in 2001 as a result of a review of the recoverability of costs of the Omniplex purchased customer base. During 2001, the Company recorded an impairment loss of approximately $6,788,000 against goodwill and an impariment loss of approximately $24,000 against organization costs as a result of the uncertainty about its ability to recover these costs.


6.   Note Payable       The  Company  has  an  Amended  and  Restated  Loan  and
                        Security  Agreement (the "Loan and Security  Agreement")
                        with  RFC  Capital  Corporation  ("RFC  Capital")  which
                        provides for a revolving line of credit.  Under the Loan
                        and Security  Agreement,  RFC has a security interest in
                        and  lien  on  Ciera  Network  Systems,   Inc.  and  CCC
                        GlobalCom Corp. assets,  including  inventory,  accounts
                        receivable,   intangibles,   equipment,   furniture  and
                        fixtures, trade names and marks, intellectual property, customer base, deposit accounts, and insurance proceeds.

                        Under the Loan and Security Agreement the principal amount of the revolving line of credit is not to exceed the lesser of (A) $6,000,000 and (B) the Availability Formula. The Company has been extended the full amount available under the Availability Formula.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6.   Note Payable       The  revolving  line of credit  bears  interest at prime
     Continued          plus 2% per annum (6.25% as of December 31,  2002).  The
                        principal is due December 31, 2007. Interest is paid on a monthly basis. At December 31, 2002 the loan had a balance due of $2,762,609. At December 31, 2002, there was approximately $384,000 in legal fees incurred by the lender relating to Incomnet that the lender had rolled into the balance of the line of credit that is being disputed by the Company. The disputed amount has not been included in the line of credit balance on the financial statements, but has been accrued in accounts payable.


7.   Long-Term          Our term  debt consists of the  following as of December
     Debt               31, 2002 (rounded to thousands):

                        RFC term notes with an interest
                        rate at prime plus 2% (6.25% at
                        December 31, 2002). Interest
                        only payments are made through
                        January 2005.  At that time,
                        principal payments between
                        $100,000 and $150,000 per month
                        plus interest will be paid until
                        the due date, December 31, 2007.
                        The liability is net of
                        unamortized  warrant costs of
                        $777,000.  The notes have a
                        number of loan covenants, one of
                        which  requires the Company to
                        pay all required federal and
                        state taxes in a timely manner.
                        The Company is delinquent in the
                        payment of federal excise taxes.
                        As a result, the Company is in
                        default on the notes and the
                        notes are therefore included in
                        current maturities.  RFC has not
                        notified  the Company of an event
                        of default.                           $      13,223,000

                        Unsecured note payable for
                        priority tax claims to various
                        government entities with an interest
                        rate of 8%.  Payments are to be made
                        based on a schedule confirmed in the
                        Incomnet bankruptcy reorganization
                        plan through December 21, 2005.                 727,000


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Long-Term          Note Payable to a company with
     Debt               interest at 8%. The note was due
     Continued          in full on May 31, 2002. This note
                        is secured by a second  lien
                        security interest in a portion of
                        the accounts receivable. The note
                        is currently in default.                        660,000

                        Convertible note payable to an
                        individual with interest at 12%.
                        The note and accrued interest is
                        due and payable in cash or the
                        Company's  common stock at the
                        prevailing market price stock.                    8,000

                        Capitalized lease obligations
                           (Note 8)                                     615,000
                                                              ------------------

                           Total term debt                           15,233,000

                           Less current portion                     (14,684,000)
                                                              ------------------

                           Long-term debt                     $         549,000
                                                              ------------------

                        Future maturities of long-term debt are as follows (rounded to thousands):

                           Year Ending December 31:
                           ------------------------

                                   2003                       $      14,684,000
                                   2004                                 340,000
                                   2005                                 209,000
                                                              -----------------

                                                              $      15,233,000
                                                              -----------------


8.   Capital            The  Company  leases  certain   equipment  from  leasing
     Leases             institutions under long-term lease agreeements. The cost
                        of assets  under  capital  leases at  December  31, 2002
                        totaled approximately $875,000. Accumulated amortization
                        on  these   assets  at   December   31,   2002   totaled
                        approximately $403,000.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Capital            Minimum  lease  payments  are  as  follows  (rounded  to
     Leases              thousands):
     Continued
                             Years Ending December 31:
                             -------------------------

                                   2003                       $         452,000
                                   2004                                 168,000
                                   2005                                  28,000
                                                              ------------------
                                                                        648,000

                                Less amount representing
                                     interest                           (33,000)
                                                              ------------------

                                                              $         615,000
                                                              ------------------


8.   Income             The  provision for income taxes differs from the amounts
     Taxes              which  would  be  provided  by  applying  the  statutory
                        federal income tax rate to net loss before provision for income taxes for the following reasons:

                                                  Years Ended
                                                  December 31,
                                       ------------------------------------
                                              2002             2001
                                       ------------------------------------

 Federal income tax benefit at
 statutory rate                         $       8,255,000        7,328,000
 Change in valuation allowance                 (8,255,000)      (7,328,000)
                                       ------------------------------------

                                        $               -   $           -
                                       ------------------------------------

                        Deferred tax assets (liabilities) at December 31, 2002 are comprised of the following:

 Net operating loss carry forward                           $       11,857,000
 Depreciation and amortization                                       3,462,000
 Allowance for doubtful accounts                                       764,000
 Deferred revenue                                                       68,000
 Non-deductible accrued expense                                         54,000
 Non-deductible loss from foreign subsidiary                            46,000
                                                           ---------------------

 Valuation allowance                                               (16,251,000)
                                                           ---------------------

                                                            $                -
                                                           ---------------------


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Income             A valuation  allowance  has been  recorded  for the full
     Taxes              amount of the deferred tax asset due to the uncertaintly
     Continued          surrounding its ultimate realization caused by recurring
                        losses.

                        At December 31, 2002, the Company has approximately $32,045,000 of net operating loss carry forwards to offset future taxable income. These carry forwards begin expiring in 2020.

10.  Stock-Based        As of  December  31,  2002 and  2001,  the  Company  had
     Compensation       1,702,000 and 915,000 options outstanding, respectively,
                        to purchase shares of the Company's common stock. The options are exercisable at amounts in the range of $1.00 to $3.75 and will continue to vest through June 2005.
                        The options expire beginning at various dates through November 2012.

                        Changes in stock options were as follows:

                                                  Shares             Price
                                                   Under             Range
                                                  Options            Shares
                                          ------------------------------------

Outstanding at January 1, 2001                   1,355,000   $    3.50 - 5.00
Forfeited                                         (440,000)       3.50 - 3.75
                                          ------------------------------------

Outstanding at December 31, 2001                   915,000        3.50 - 5.00
Granted                                            842,000               1.00
Expired or canceled                                (55,000)              5.00
                                          ------------------------------------

Outstanding at December 31, 2002                 1,702,000   $    1.00 - 3.75
                                          ------------------------------------
Exercisable at December 31, 2002                 1,252,000   $    1.00 - 3.75
                                          ------------------------------------

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Stock-Based        The following  table summarizes  information about stock
     Compensation       options outstanding at December 31, 2002:
     Continued
                       Options and Warrants           Options and Warrants
                           Outstanding                     Exercisable
              ----------------------------------------------------------------
                              Weighted
                               Average
                  Number      Remaining   Weighted     Number      Weighted
   Range of    Outstanding   Contractual   Average   Exercisable   Average
   Exercise         At          Life      Exercise       At        Exercise
    Prices       12/31/02      (Years)      Price     12/31/02      Price
 -----------------------------------------------------------------------------

 $ 1.00 - 3.75     1,702,000         6.15 $     2.31    1,252,000 $       1.85
 ------------------------------------------------------------------------------

                        The Company has a Stock Option Plan (the Option Plan) which reserves 4,000,000 shares of the Company's authorized but unissued common stock for the granting of stock options.

                        The Option Plan provides for the grant of incentive stock options and non-statutory stock options to employees, non-employee directors of the Company and consultants. The Option Plan is administered by the Board of Directors or a Compensation Committee, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option. At December 31, 2002, 842,000 stock options had been issued under the stock option plan. All other stock options that had been issued as of December 31, 2002 were issued outside of the current stock option plan.

11.  Operating          The  Company  has   noncancellable   operating   leases,
     Leases             primarily  for its various  office space and  equipment.
                        Rental expense for these operating leases for the years ended December 31, 2002 and 2001 was approximately
                        $1,034,000 and $574,000.


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Operating          Future  minimum  lease  payments  under   noncancellable
     Leases             operating  leases (with initial or remaining lease terms
     Continued          in  excess  of one  year) as of  December  31,  2002 are
                        approximately:

                           Years Ending December 31,
                           -------------------------
                               2003                        $        653,000
                               2004                                 590,000
                               2005                                 246,000
                               2006                                 213,000
                               2007                                  30,000
                               Thereafter                                 -
                                                          ------------------

                                                           $      1,732,000
                                                          ------------------

12.  Commitments        Carrier Minimums
                        The   Company   has   agreements   with  two   wholesale
                        long-distance service providers that call for future usage minimums in 2003 of $600,000.


13.  Related Party      Employment Agreements - CCC GlobalCom Officers
     Transactions       In February  2001, the Company  entered into  employment
                        agreements with two members of executive management; who
                        are officers,  directors and  shareholders;  that expire
                        February  16, 2005.  The  agreements  are  automatically
                        extended each year for an additional year, unless either
                        party  gives  written  notice 60 days in  advance of the
                        anniversary    date.   The   agreement    provides   the
                        officer/director with an annual base salary, business expense reimbursement, certain employee benefits or equivalent compensation, vacation and paid holidays, office space and eligibility for: 1) 500,000 sign on shares for one executive and 1,000,000 sign on shares for the other: 2) bonuses; 3) other benefit programs which may be offered by the Company to its employees;

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Related Party      Employment   Agreements   -   CCC   GlobalCom   Officers
     Transactions       -Continued
     Continued          4) a  lump  sum  termination  payment  of  300%  of  the
                        officer/director's  gross income for the year  preceding
                        termination.   In  the  event  the  officer/director  is
                        terminated for other than cause, the officer/director will be entitled to receive all or part of the items noted above; including a bonus, if paid in the year preceding termination, for the remaining term of the agreement as if employment had not terminated. The agreement must be assigned to acquiring or successor entities and termination of the officer/director must be approved by a majority of the directors of the Company.

                        Stock Bonus to Officers
                        On August 31, 2001, the Company granted to two officer/directors a stock bonus of 600,000 shares each under terms of an Escrow Agreement that was fulfilled November 30, 2001 when the Company purchased the assets of Incomnet. These shares have been valued at a price of $0.035 per share based upon an independent appraisal and related compensation expense of $42,000 has been recorded in 2001 operations.

                        Employment Agreements - Ciera Officers
                        In June 2000, the Company entered into employment agreements with two officers of Ciera Network Systems. The agreements have five-year terms and expire June 1, 2005. Each year the agreements will be renewed for one year on June 1 unless either party gives written notification at least three months prior to the anniversary date. The agreements provide the officers with an annual base salary; participation in a stock option plan; 1,300,000 options to purchase shares of CCC GlobalCom common stock (800,000 options have a strike price of $3.50 per share and 500,000 options have a strike price of $3.75 per share, these options expire June 2005), the options vest ratably over five years on the anniversary date of the agreements. If the officers' employment is terminated for reasons other than cause, the stock options will vest immediately and a severance payment equal to the balance of the employment agreement contract is due. One officer who was a party to this employment agreement terminated employment in September 2001 and had an additional provision in his agreement that called for reimbursement for a housing/travel allowance up to $24,000 per year, $12,000 was paid in 2001. This former officer had vested in 110,000 options at the time of his departure from the Company. No options that have vested under these employment agreements have been exercised by the employees.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Related Party      Employment Agreements - Ciera Officers - Continued
     Transactions       In August  2001,  the Company  entered into a Settlement
     Continued          and Release  Agreement with the two officers of Ciera to
                        settle  and  resolve  differences  related  to the Ciera
                        Purchase  executed on May 3, 2000. The Company agreed to
                        issue  400,000  shares  of CCC  GlobalCom  stock to each
                        officer.  The Company recorded $28,000 in expense during
                        2001 related to these shares.  In addition,  the Company
                        reimbursed  the  officers  for   professional   fees  of
                        approximately $8,000 that they incurred to have a review of the documents performed.

                        Consulting Agreement with Shareholder
                        In January 2001, the Company entered into a consulting agreement with a company that is a shareholder and an
                        affiliate  of  a  current   shareholder   and  a  former
                        director. This agreement engaged the consultant to assist the Company with shareholder relations, financial public relations, review of the Company's business plan, introductions to lending institutions and securities brokers, and assisting the Company in evaluating and structuring potential mergers or acquisitions. The term of the agreement expired in 2002. The Company issued 400,000 shares of common stock valued at $48,000 which was the fair market value of the common stock during the year ended December 31, 2002, for services performed under this agreement. The consulting firm was compensated with common stock valued at $90,000 for services performed during the year ended December 31, 2001.

                        Consulting Services Provided by a Board Member
                        During 2002, the Company paid consulting fees to a board member totaling $64,000.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Supplemental       During the year ended December 31, 2002, the Company:
     Disclosure of
     Cash Flow          o   Refinanced $14,000,000 of the line of credit to term
     Information            notes.

                        o Sold a portion of a customer base totaling $100,000 in exchange for satisfaction of a payable.

                        o Acquired equipment with common stock valued at $162,500.

                        o Satisfied accrued expenses of $394,497 by issuing the common stock.

                        o Reduce the line of credit by $500,000 through the exercise of common stock warrants.

                        o Decreased long-term debt by $777,000 as a result of the issuance of a warrant.

                        o Acquired property and equipment of $442,440 through a capital lease.

                        During the year ended December 31, 2001, the Company:

                        o Increased accounts payable $366,496 and accrued compensation and other by $28,000 for compensation and services performed to be paid in stock aggregating to a total of $394,496.

                        o   Acquired selected  assets  during 2001 of  Equalnet,
                            Omniplex,   and  Incomnet.  The   transactions  were
                            recorded as follows (rounded in thousands):

                           Equalnet     Omniplex     Incomnet        Total
                         -------------------------------------------------------

 Accounts receivable      $  1,784,000  $ 1,681,000  $ 1,524,000  $   4,989,000
 Prepaid expense                     -            -      191,000        191,000
 Property and equipment      1,678,000      204,000    3,676,000      5,556,000
 Other assets                        -            -      287,000        287,000
 Intangible assets           4,700,000    6,414,000       65,000     11,179,000
 Accounts payable                    -            -     (294,000)      (294,000)
 Accrued liabilities                 -            -   (1,246,000)    (1,246,000)
 Note payable               (7,492,000)  (8,125,000)  (1,750,000)   (17,367,000)
 Long-term debt                      -                (1,918,000)    (1,918,000)
 Deferred income                     -                  (321,000)      (321,000)
 Common stock                        -                  (500,000)      (500,000)
                         -------------------------------------------------------

 Net cash received (paid)
   on acquisition         $   (670,000) $  (174,000) $   287,000  $    (558,000)
                         -------------------------------------------------------

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Fair Value of      The  Company's  financial  instruments  consist of cash,
     Financial          receivables,  payables,  and notes payable. The carrying
     Instruments        amount of cash,  receivables,  and payables approximates
                        fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

16.  Recent             The   Financial   Accounting   Standards   Board  issued
     Accounting         Statement  No. 144,  "Accounting  for the  Impairment or
     Pronounce-         Disposal of Long-Lived Assets" in October 2001. SFAS 144
     ments              addresses  financial  accounting  and  reporting for the
                        impairment  or disposal  of  long-lived  assets,  and is
                        effective for fiscal years  beginning after December 15,
                        2001.   The   Statement   also  extends  the   reporting
                        requirements   to  report   separately  as  discontinued
                        operations, components of an entitiy that have either been disposed of or classified as held for sale. During
                        2002, management implemented SFAS 144, which did not have a material effect on the consolidated financial statements of the Company.

                        In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. (Including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's future results of operations or financial position.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


16.  Recent             In  December  2002,  the FASB  issued SFAS No. 148 (SFAS
     Accounting         148),    "Accounting   for   Stock-Based    Compensation
     Pronounce-         --Transition  and  Disclosure",  amending FASB Statement
     ments              No.  123  (SFAS  123),   "Accounting   for   Stock-Based
     Continued          Compensation.   SFAS   148   provides   two   additional
                        alternative   transition   methods  for  recognizing  an
                        entity's  voluntary  decision  to change  its  method of
                        accounting for stock-based employee  compensation to the
                        fair-value  method.  In  addition,  SFAS 148  amends the
                        disclosure  requirements  of SFAS  123 so that  entities
                        will  have  to  (1)  make   more-prominent   disclosures
                        regarding the pro forma effects of using the  fair-value
                        method of accounting for stock-based  compensation,  (2)
                        present those disclosures in a more accessible format in
                        the footnotes to the annual  financial  statements,  and
                        (3)  include  those  disclosures  in  interim  financial
                        statements.   SFAS   148's   transition   guidance   and
                        provisions  for annual  disclosures  are  effective  for
                        fiscal  years ending  after  December 15, 2002;  earlier
                        application  is  permitted.   During  2002,   management
                        implemented  SFAS 148. The only effect on the  Company's
                        consolidated  financial  statements  was to  change  the
                        proforma   disclosure    information   for   stock-based
                        compensation.  Disclosures  required  by SFAS  148  will
                        appear  in  the  Company's   future  interim   financial
                        statements.

                        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an
                        interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interset entities obtained after January 31, 2003. For public enterprises with a variable interst in a variable interest entity created before February 1, 2003, the Interpretation is applied to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of Interpretation No. 46 to have a material impact on the Company's future results of operations or financial position

                        The Emerging Issues Task Force issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables addressing the allocation of revenue among products and services in bundled sales arrangements. EITF 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on the Company's future results of operations or financial position.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



17.  Subsequent         Subsequent  to  year-end,   the  Company   received  the
     Events             following significant notices:

                        o A shut-off notice dated March 10, 2003 was received from one of the Company's major providers of local phone service.

                        o A notice dated March 19, 2003 was received from the state of Missouri informing the Company t hat the Missouri retail sales license as well as all city and county occupancy licenses have been revoked as a result of non-payment of taxes owed.

--------------------------------------------------------------------------------
                                                                            F-25