Form 10QSB
period 2003-03-31
CCC GLOBALCOM CORP
filed 2003-05-20
CIK 854164

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                          -----------------------------


                                   FORM 10-QSB
                               -------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       Commission file number 033-303365-C
                -------------------------------------------------


                            CCC GLOBALCOM CORPORATION
                -------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

                   Nevada                                    36-3693936
                  ---------                                --------------
       (State or other jurisdiction of                     (I.R.S. employer
       incorporation or organization)                    Identification No.)



          1250 Wood Branch Park Drive, 6th Floor, Houston, Texas 77079
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (281) 529-4600
 -------------------------------------------------------------------------------

                                 Not Applicable
                               -------------------
             Former name, former address, and former fiscal year, if
                           changed since last report.


    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check  whether the Issuer  (1) has filed  all reports  required to  be  filed by
Section 3 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X   No

Common Stock outstanding at April 30, 2003, 32,247,251 shares of $.001 par value Common Stock.

================================================================================

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                            CCC GLOBALCOM CORPORATION


                      For the Quarter ended March 31, 2003


       The following financial statements and schedules of the registrant are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                                          Page of
                                                                                        Form 10-QSB
                                                                                     -----------------
Item 1.      Financial Statements:

             Consolidated Balance Sheet - March 31, 2003 and December 31, 2002               3

             Consolidated Statement of Operations - for the three
               months ended March 31, 2003 and March 31, 2002                                4

             Consolidated Statement of Cash Flows - for the three
               months ended March 31, 2003 and March 31, 2002                                5

             Notes to Consolidated Financial Statements                                      6

Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          8

Item 3.      Controls and Procedures                                                        18


                           PART II - OTHER INFORMATION
                           ---------------------------
                                                                                           Page
                                                                                           ----

Item 1.      Legal Proceedings                                                              19

Item 2.      Changes in the Securities                                                      19

Item 3.      Defaults Upon Senior Securities                                                19

Item 4.      Submission of Matters to Vote of Security Holders                              19

Item 5.      Other Information                                                              19

Item 6(a).   Exhibits                                                                       19

Item 6(b).   Reports on Form 8-K                                                            19

             Signatures                                                                     20

             Certifications                                                                 21

PART I  -  FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                                                                       CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                                                       CONSOLIDATED BALANCE SHEET
                                                                             MARCH 31, 2003 AND DECEMBER 31, 2002
                                                                                                      (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

               Assets                                                            2003                  2002
               ------
                                                                          ---------------------------------------
Current assets:
   Cash and cash equivalents                                              $        341,834       $        212,730
   Restricted cash                                                                 375,146                389,138
   Accounts receivable, net of allowance for
         doubtful accounts of $1,970,002 and $2,435,015, respectively            2,995,778              3,008,240
   Prepaid expense and other current assets                                        268,361                134,525
                                                                          ---------------------------------------

                  Total current assets                                           3,981,119              3,744,633

Property and equipment, net                                                      1,923,637              2,293,825
Intangibles, net                                                                   644,875              1,042,624
Other Assets                                                                       204,089                214,089
                                                                          ---------------------------------------

                  Total assets                                            $      6,753,720       $      7,295,171
                                                                          =======================================


               Liabilities and Stockholders' Deficit
               -------------------------------------

Current liabilities:
   Note payable                                                           $      2,598,613       $      2,762,609
   Accounts payable                                                             15,901,961             14,430,550
   Accrued expenses                                                              2,014,347              2,127,858
   Excise taxes payable                                                          3,029,548              2,457,696
   Accrued compensation and other                                                  240,432                395,684
   Current portion of long-term debt, net of discount of $738,150 and
         $777,000, respectively                                                 14,555,496             14,684,318
   Deferred revenue                                                                222,103                183,843
                                                                          ---------------------------------------

                  Total current liabilities                                     38,562,500             37,042,558

Long-term debt                                                                     549,446                549,446
                                                                          ---------------------------------------

                  Total liabilities                                             39,111,946             37,592,004
                                                                          ---------------------------------------

Commitments and contingencies                                                            -                      -

Stockholders' deficit:
   Common stock, $.001 par value, authorized 100,000,000 shares;
         issued and outstanding 32,213,918 and 37,213,918, respectively             32,214                 37,214
   Additional paid-in capital                                                   10,740,325             10,684,656
   Accumulated deficit                                                         (43,130,765)           (41,018,703)
                                                                          ---------------------------------------

                  Total stockholders' deficit                                  (32,358,226)           (30,296,833)
                                                                          ---------------------------------------

                                                                          $      6,753,720       $      7,295,171
                                                                          =======================================


See accompanying notes to consolidated financial statements.


                                                                       CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                      (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                                 2003                  2002
                                                                          ---------------------------------------
Net sales                                                                 $      5,223,021       $      7,061,117

Expenses:
     Cost of services                                                           (3,835,713)            (5,891,253)
     Selling, general and administrative expenses                               (2,570,178)            (5,196,354)
     Depreciation and amortization expense                                        (783,986)            (1,015,811)
                                                                          ---------------------------------------

                  Loss from operations                                          (1,966,856)            (5,042,301)
                                                                          ---------------------------------------

Other income (expense):
     Interest income                                                                    42                  4,551
     Interest expense                                                             (277,631)              (344,485)
     Other, net                                                                    183,052                (18,230)
                                                                          ---------------------------------------

                                                                                   (94,537)              (358,164)
                                                                          ---------------------------------------

Loss before income taxes                                                        (2,061,393)            (5,400,465)

Income taxes                                                                             -                      -
                                                                          ---------------------------------------

Net loss                                                                        (2,061,393)            (5,400,465)

Preferential dividend                                                              (50,669)                     -
                                                                          ---------------------------------------

Net loss applicable to common shareholders                                $     (2,112,062)      $     (5,400,465)
                                                                          ---------------------------------------

Net loss per share - basic and diluted                                    $          (0.06)      $          (0.15)
                                                                          ---------------------------------------

Weighted average shares - basic and diluted                                     33,787,000             35,048,000
                                                                          ---------------------------------------


See accompanying notes to consolidated financial statements.


                                                                       CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                      (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                                 2003                  2002
                                                                          ---------------------------------------
Cash flows from operating activities:
   Net loss                                                               $     (2,061,393)      $     (5,400,465)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization                                              783,986              1,015,811
        Bad debt expense                                                                 -                623,159
        Interest and fees added to line of credit                                        -                160,879
        Gain from disposal of subsidiary                                          (183,052)                     -
        (Increase) decrease in:
          Restricted cash                                                           13,992               (365,029)
          Accounts receivable                                                       12,462                238,047
          Prepaid expenses                                                        (120,784)               415,581
          Other assets                                                              10,000               (158,673)
        Increase (decrease) in:
          Accounts payable                                                       1,471,411              3,079,530
          Accrued compensation and other                                          (155,252)              (168,510)
          Excise taxes payable                                                     571,852                711,848
          Accrued expenses                                                        (113,511)               251,257
          Deferred revenue                                                          38,260                 11,535
                                                                          ---------------------------------------

             Net cash provided by operating activities                             267,972                414,970
                                                                          ---------------------------------------

Cash flows from investing activities:
   Proceeds from sale of subsidiary                                                170,000                      -
   Purchase of property and equipment                                              (16,049)               (44,901)
                                                                          ---------------------------------------

             Net cash provided by (used in) investing activities                   153,950                (44,901)
                                                                          ---------------------------------------

Cash flows from financing activities:
   Payments on long-term debt                                                     (128,822)               (26,151)
   Net decrease on line of credit                                                 (163,996)              (703,830)
                                                                          ---------------------------------------

             Net cash used in financing activities                                (292,818)              (729,981)
                                                                          ---------------------------------------

             Net change in cash                                                    129,104               (359,912)

Cash and cash equivalents at beginning of period                                   212,730                742,761
                                                                          ---------------------------------------

Cash and cash equivalents at end of period                                 $       341,834       $        382,849
                                                                          ---------------------------------------


Supplemental disclosure of cash flow information:
Cash paid during the period for:
        Interest                                                          $        245,096       $         24,500
                                                                          ---------------------------------------

        Income taxes                                                      $              -       $              -
                                                                          ---------------------------------------


See accompanying notes to consolidated financial statements.

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------


1.  Organization        CCC GlobalCom  Corporation,  a Nevada  corporation ("CCC
                        GlobalCom" or the "Company"), conducts operations in the
                        telecommunications   industry  though  its  wholly-owned
                        subsidiary,  Ciera Network Systems, Inc. ("Ciera").  The
                        Company provides local and long-distance communications services in the United States.

2.  Principles of       The  consolidated   financial   statements  include  the
    Consolidation       accounts of the Company and its wholly-owned subsidiary,
                        Ciera Network Systems, Inc. All significnat intercompany
                        balances  and  transactions   have  been  eliminated  in
                        consolidation.

3.  Basis of            The  accompanying   unaudited   consolidated   financial
    Presentation        statements   have  been   prepared  by  the  Company  in
                        accordance with accounting principles generally accepted
                        in the United States for interim  financial  information
                        and are in the form  prescribed  by the  Securities  and
                        Exchange  Commission in  instructions to Form 10-QSB and
                        Item 310 of  Regulation  S-B.  Accordingly,  they do not
                        include all of the information and footnotes required by
                        accounting  principles  generally accepted in the United
                        States for complete  financial  statements.  The interim
                        unaudited   financial   statements  should  be  read  in
                        conjunction   with  the  Company's   audited   financial
                        statements  as of and for the year  ended  December  31,
                        2002.  The unaudited  financial  statements  include all
                        adjustments (consisting of normal recurring items) which
                        are, in the opinion of  management,  necessary to fairly
                        present the financial  position as of March 31, 2003 and
                        the results of  operations  for the periods  ended March
                        31,  2003 and  2002.  Operating  results  for the  three
                        months   ended  March  31,  2003  are  not   necessarily
                        indicative of the results that may be expected for the year ending December 31, 2003.

4.  Loss per            The  computation  of basic  earnings  (loss)  per common
    Common Share        share is based on the weighted  average number of shares
                        outstanding  during each  quarter.  The  computation  of
                        diluted  earnings  per  common  share  is  based  on the
                        weighted average number of shares outstanding during the
                        year, plus the common stock equivalents that would arise
                        from  the   exercise  of  stock   options  and  warrants
                        outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 1,503,000 and 915,000 shares of common stock at a range of $1.00 to $3.75 per share were outstanding at March 31, 2003 and 2002 respectively, but were not included in the diluted loss per share calculation because the effects would have been anti-dilutive.

5.  Stock-Based         Stock-Based Compensation
    Compensation        The Company accounts for stock-based  compensation under
                        the  recognition  and  measurement   principles  of  APB
                        Opinion  No.  25,   Accounting   for  Stock   Issued  to
                        Employees, and related Interpretations.  No options were
                        issued or vested  during the  quarters  ended  March 31,
                        2003 and 2002 therefore, there would be no effect on net
                        loss and loss per share if the  Company  had applied the
                        fair value recognition  provisions of FASB Statement No.
                        123,   Accounting  for  Stock-Based   Compensation,   to
                        stock-based employee compensation.

6.  Commitments         During the  quarter  ended March 31,  2003,  the Company
    and Contingencies   sold their  interest in CCC  GlobalTel  Columbia S.A. As
                        part of the agreement, management agreed to indemnify the new owner against certain claims that could arise up to $170,000 for a period of one year from the date of sale and for amounts incurred over $170,000 up to $190,000 for three years from the date of the sale.
                        Management is unable to estimate the likelihood or amount, if any, of the potential liability.

                        In March 2003, the Company entered into a carrier agreement with a local service reseller. If the Company is unable to pay for the services as they are due, the carrier has the right to assume the corresponding customer base.

7.  Return of Shares    During  the  quarter  ended  March  31,  2003,  a  major
    and Preferential    shareholder of the Company returned  5,000,000 shares of
    Dividend            the Company's common stock to the Company.

                        The major shareholder also agreed to give up to 3,000,000 shares of the Company's common stock to another significant shareholder as reimbursement for shares given to certain other shareholders who had purchased shares of the Company's common stock in previous periods. As of March 31, 2003, approximately 1,815,000 shares had been distributed. The transaction was treated as a preferential dividend.

8.  Supplemental        During the quarter ended March 31, 2003, the Company:
    Disclosure of
    Cash Flow           o    Had 5,000,000 shares of the Company's common  stock
    Information              returned by a major shareholder causing an increase
                             in additional paid-in-capital and a decrease in common stock of $5,000.

                        o Recorded a preferential dividend of $50,669 caused by a major shareholder giving shares of stock to other shareholders. The shares were valued at the fair market price on the date of the agreement.

                        o The Company sold its interest in GlobalTel in exchange for cash of $170,000 and a note receivable of $20,000 included on the Company's balance sheet under the caption other assets.

                        During  the  three  months  ended  March 31,  2002,  the
                        Company:

                        o Increased common stock and additional paid in capital by $366,496 upon the issuance of 112,768 shares of common stock and decreased accounts payable by the same amount. The services were provided in 2001.

                        o Purchased software financed with a $441,119 capital lease.

                        o RFC Capital Corp. exercised a warrant and received 125,000 shares of Company stock for a $500,000 reduction in the line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2002 and 2003. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein, as well as the "Cautionary Statement Regarding Forward-Looking Statements" in this Form 10-QSB.

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

         The telecommunications industry has experienced a great deal of instability during the past several years. During the 1990s, forecasts of very high levels of future demand brought a significant number of new entrants and new capital investments into the industry. However, many industry participants have gone through bankruptcy, those forecasts have not materialized, telecommunications capacity now far exceeds actual demand and, as a result, the marketplace is characterized by fierce price competition as traditional and next generation carriers and Integrated Communications Providers compete to secure market share. Resulting lower prices have eroded margins and have kept many industry participants, including the Company, from attaining ongoing positive cash flow from operations. Many industry participants and their customers have gone and are undergoing reorganizations through bankruptcy, contemplating bankruptcy, or experiencing significant operating losses while consuming much of their remaining liquidity. The Company does not know if and when the current state of aggressive pricing will end.

         On March 18, 2003, we entered into an agreement with Teleinversiones Ltda., a limited liability company organized under the laws of Colombia and domiciled in Bogota, Colombia, to sell 100% of our interest in CCC GlobalTel de Colombia. The terms of the agreement call for Teleinversiones to pay CCC GlobalCom $170,000 (less 15% - Colombian income and remittance tax) immediately and additional payments of $10,000 on the first and second anniversary dates of the signed agreement. A gain of approximately $183,000 was recorded in the financial results for the three months ended March 31, 2003. As part of the agreement with the new owner, the Company agreed to indemnify the new owner against certain claims that could arise up to $170,000 for a period of one year from the date of the sale and for amounts incurred over $170,000 up to $190,000 for three years from the date of the sale. We are unable to estimate the likelihood or amount, if any, of the potential liability.

         The Company has had operating losses for every quarter since it began operations in June 2000. The auditors' opinion on the consolidated financial statements as of December 31, 2002, calls attention to substantial doubt about the Company's ability to continue as a going concern. The Company is experiencing difficulty in paying its vendors, carriers, taxing entities and lenders on time, and it may continue to experience this difficulty in the future. If the Company is unable to pay its vendors, carriers and lenders on time, they may stop providing critical services or repossess critical equipment that the Company needs to stay in business.

         On December 31, 2002, we signed an Amended and Restated Loan Agreement with RFC Financial Corporation that provides for a revolving line of credit. Under the Loan and Security Agreement, RFC has a security interest in and lien on Ciera Network Systems, Inc. and CCC GlobalCom Corporation's assets, including inventory, accounts receivable, intangibles, equipment, furniture and fixtures, trade names and marks, intellectual property, customer base, deposit accounts, and insurance proceeds. Under the Loan and Security Agreement the principal amount of the revolving line of credit is not to exceed the lesser of (a) $6,000,000 and (b) the Availability Formula. The Company has extended the full amount available under the Availability Formula. In addition, we were able to refinance $14,000,000 of the line of credit to term notes. The notes have a number of loan covenants, one of which requires the Company to pay all required federal and state taxes in a timely manner. The Company is delinquent in the payment of federal and state excise taxes. Another loan covenant requires the Company to achieve negative EBITDA results of no greater than $850,000 for the three months ended March 31, 2003. The Company achieved negative EBITDA results of approximately $1,000,000 for the three months ended March 31, 2003. As a result, the Company is not in compliance with the loan covenants. RFC has not notified the Company of an event of default.

         During the quarter ended March 31, 2003, a major shareholder of the Company returned 5,000,000 shares of the Company's common stock to the Company. The major shareholder also agreed to give up to 3,000,000 shares of the Company's common stock to another significant shareholder as reimbursement of shares given to certain other shareholders who had purchased shares of the Company's common stock in previous periods. As of March 31, 2003, approximately 1,815,000 shares had been distributed. The transaction was treated as a preferential dividend.

         The Company has received disconnection notices for past due balances from significant carriers. It is our belief that certain amounts included in these past due balances are in error and are being disputed. As of March 31, 2003, we had disputed approximately $1,189,000 of charges with various carriers. The consolidated financial statements do not reflect any adjustments to reduce liabilities for the impact of the unresolved claims. The Company is also in discussions with the carriers regarding extended payment terms for the undisputed balances. We believe that ultimately these discussions will result in lower monthly charges for CCC GlobalCom. However, there can be no assurance that we can successfully dispute the balances identified as in error or negotiate favorable payment terms for the remaining undisputed balances.

         On March 10, 2003, SBC sent a letter notifying the Company that we had fifteen calendar days to pay all past due balances owed to SBC. SBC stated in the letter that they reserved the right to disconnect Ciera Network Systems, Inc.'s service on all of its Missouri, Texas, Kansas, and Oklahoma UNE and resale accounts. The Company contracted with a third party vendor to continue servicing customers in Texas. Ciera Network Systems, Inc.'s service for customers in Missouri, Kansas, and Oklahoma has been disconnected by SBC. The Company estimates monthly revenues lost with this disconnection of services at $250,000.

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

         During the three months ended March 31, 2003, the Company paid consulting fees and expenses to a board member totaling $42,600.

         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of March 31, 2003. Additionally, we have had recurring negative cash flows from operations. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we cannot assure you that we can raise the money necessary to fund future operations.

Our History of Operating Losses and Deficiencies in Cash Flows

         We have incurred operating losses and deficiencies in operating cash flows in each year since our inception and expect our losses to continue through December 31, 2003. Our operating losses were $15,831,916, $17,881,001 and $1,816,901 for the years ended December 31, 2002, 2001 and 2000, respectively. We had an operating loss of $1,966,856 for the first quarter 2003 and a working capital deficit of $34,581,381 at March 31, 2003.

Results of Operations

THREE MONTHS ENDED March 31, 2003 COMPARED TO March 31, 2002

         NET SALES. Revenues primarily consist of billings for long-distance telephone services, local telephone services, private line circuits, and prepaid and postpaid calling cards. Revenues for the three months ended March 31, 2003 and 2002, were $5,223,021 and $7,061,117, respectively. Revenues declined for the three months ended March 31, 2003, compared to the same period 2002, because of the disconnection of services by certain carriers during the fourth quarter 2002 and first quarter 2003 and because of a decline in customer base. Usage-based revenues are approximately 62% of total revenue and monthly recurring revenues are approximately 38% of total revenue for the three months ended March 31, 2003.

         COST OF SERVICES. Cost of services includes direct costs for telephone services. Cost of services for telephone services include the cost of services provided by other carriers, network costs, and miscellaneous costs incurred to provide service. Cost of services for the three months ended March 31, 2003 were $3,835,713 compared to $5,891,253 for the three months ended March 31, 2002.
Cost of services for the three months ended March 31, 2003, includes approximately $3,722,000 of direct carrier costs. Cost of services declined for the three months ended March 31, 2003, because of the reduction in associated revenues and improved cost management that includes disputing incorrect carrier charges and directing voice traffic to the least cost provider. Gross margin for the three months ended March 31, 2003 and 2002 was approximately 27% and 17%, respectively. Gross margin improved because of improved cost management and billing processes.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and salaries of the personnel to support our operations. SG&A expenses for quarters ended March 31, 2003 and 2002, were $2,570,178 and $5,196,354, respectively. The reduction in SG&A expense for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, was primarily because of the reduction in number of employees, the closing of facilities in Missouri and California as previously reported and the reduction of integration costs incurred during the first quarter 2002. SG&A for the three months ended March 31, 2003, includes: approximately $1,284,000 of payroll and employee benefit related expenses; approximately $174,000 in facilities expense; and approximately $454,000 in professional fees and expenses compared to the three months ended March 31, 2002: approximately $2,889,000 of payroll related expenses; approximately $293,000 of facilities expenses; and approximately $805,000 in professional fees.

         DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense for the quarters ended March 31, 2003 and 2002, were $783, 986 and $1,105,811, respectively. The decrease in depreciation expense is because of the one-time noncash write off of approximately $2,312,000 for the abandonment of leasehold improvements related to the closing of facilities in California recorded during the third quarter 2002.

         OTHER INCOME (EXPENSE). For the three months ended March 31, 2003 and 2002, other expense was $94,537 and $358,164, respectively. For the three months ended March 31, 2003, other expense consists of approximately $278,000 of interest expense offset with a gain on the sale of our interest in GlobalTel of approximately $183,000.

Liquidity and Capital Resources

         During the three months ended March 31, 2003, we generated positive cash flow from operations of approximately $268,000. The amount of cash generated is a result of the net loss incurred during the period offset by the timing of cash receipts from our customers and the extension of monies owed to our vendors and excise taxes payable. We have historically operated with negative cash flows and have sought to fund those losses and deficits through the issuance of debt and the completion of private equity placements.

         During the three months ended March 31, 2003, the Company acquired approximately $16,000 in equipment that was not financed through capital lease or financing arrangements. Additional cash outflows included payments of approximately $129,000 towards our capital lease obligations and notes payable. In addition, we had cash outflows of approximately $164,000 that reduced our line of credit with RFC Capital Corporation. RFC Capital Corporation in March 2002, also exercised common stock warrants reducing our line of credit an additional $500,000.

         Altogether, our net operating, investing and financing activities during the year generated approximately $129,000 in cash. Our working capital deficit at March 31, 2003 was approximately $34,581,000. This represents an increase of approximately $1,283,000 from the working capital deficit of $33,298,000 at December 31, 2002.

         Our current liabilities include a total of approximately $11,526,000 owed to various carriers, most of which is significantly past credit terms. We have disputed approximately $1,189,000 of charges with various carriers. The consolidated financial statements do not reflect any adjustments to reduce liabilities for the impact of unresolved claims. In addition, our current liabilities include approximately $4,376,000 of amounts owed to various other trade vendors, some of which are also past credit terms. We currently do not have sufficient cash to bring our vendors back to current terms.

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

         Since we have produced negative EBITDA results during 2002 and for the three months ended March 31, 2003, we will most likely need to achieve positive EBITDA in order to obtain any significant amounts of debt funding to meet our capital expenditure and working capital needs. As such, we will need to complete additional private placements in order to raise the funds needed. Although capital markets have been difficult, we have shown an ability to raise funds. In May 2001, we raised, net of issuance costs, $2,331,706 through a private placement memorandum. Although we have been successful in raising funds in the past, there are no assurances that we will be able to continue to do so.

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

                                                 Capital       Other long-term    Total minimum
 Period Ending              Operating lease       lease          contractual          long-term
 March 31, 2003,              obligations      obligations       obligations         obligations
                              -----------      -----------       -----------         -----------
2003                          $   549,000       $  352,000       $  14,415,000       $ 15,316,000
2004                              626,000          145,000             278,000          1,049,000
2005                              282,000           28,000             222,000            532,000
2006                              249,000                0                   0            249,000
2007                               31,000                0                   0             31,000
Thereafter                              0                0                   0                  0


Total future minimum
long-term obligations         $ 1,737,000       $  525,000       $  14,915,000       $ 17,177,000

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

We Have a History of Operating Losses, and We May Not Be Profitable in the Future. We have incurred significant operating and net losses in the past and expect to continue to incur losses in the future as we deploy our network, expand our service offerings and enter new markets. For the year ended December 31, 2001, the Company had a net loss of $18,790,367. For the year ended December 31, 2002, CCC GlobalCom had a net loss of $19,710,961. For the three months ended March 31, 2003, the Company had a net loss of $2,061,393. As we expand our operations, we expect our negative cash flow, operating losses and net losses to continue for the foreseeable future. We cannot assure that our revenues will grow or that we will achieve profitability in the future. If we continue to generate losses without obtaining additional funding, our ability to pursue our business strategy may be restricted. We have never been profitable and do not expect to become profitable in the near future. We have invested and will continue to invest significant amounts of money in our network and personnel in order to maintain and develop the infrastructure we need to compete in the markets for our services and achieve profitability.

Limited Assets and Working Capital Deficit. As of March 31, 2003, we had, on a consolidated basis, total assets of approximately $6,754,000 and a working capital deficit of approximately $34,581,000. There can be no assurance that we will realize positive cash flow from operations in the foreseeable future. With limited assets and working capital deficit, we may continue to experience difficulty in paying our vendors, lenders, and taxing authorities. If we are unable to pay our vendors, lenders, and taxing authorities they may stop providing critical services, repossess critical equipment, cease funding on our revolving line of credit, or revoke taxing authority licenses or permits required to conduct business. In the past we have had significant carriers terminate services to the Company, we currently are not in compliance with loan covenants and we have received a Revocation Order from the State of Missouri revoking Ciera Network Systems' Missouri retail sales tax license.

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

Limited Operating History. We provide voice and data services through the use of the networks of other communication providers. We have been operating in the telecommunications business through our wholly-owned subsidiary, Ciera, for approximately three years. We have limited assets, limited revenues and limited customers. Our customer base and revenues are stable to declining on a monthly basis and we have operated at a loss since its inception. There can be no assurance that we will ever operate profitably. In order to significantly increase revenues, we must acquire other companies, as well as grow internally. Although our management has conducted extensive discussions with the principals of several acquisition targets, there can be no assurance that we can fund the acquisitions, that we can complete the acquisitions or that the acquired businesses will operate at a profit. As a result of our limited operating history as a facilities-based Integrated Communications Provider, we have limited operating and financial data on which we can predict our future performance and base our investment decisions. We cannot assure that we can successfully operate as a facilities-based Integrated Communications Provider.

We Must Expand and Operate Our Network. Our success and ability to increase our revenues depends upon our ability to deliver telecommunication services which, in turn, depends on our ability to successfully integrate new and emerging technologies and equipment into our network and to increase the number of our customers significantly.

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

Continuing  Weakness  in the  Economy and the  Telecommunications  Industry  May
Impact the Company. The continuation of the downturn in the United States' economy and, in particular, the telecommunications industry, may have a significant impact on the Company. Several of the Company's competitors and customers have filed for protection under the bankruptcy laws and the Company may be unable to collect receivables due to bankruptcies and business difficulties among its customers. Competitors who successfully complete restructuring or bankruptcy reorganization processes or who introduce new product offerings may put the Company at a competitive disadvantage.

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

         o    long-standing service relationships with existing providers;

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

A Default in the RFC Financial Corporation Loan and Security Agreement could result in the lender seizing the Company's Assets. The Company is in technical default on its obligations under the RFC Financial Corporation Loan and Security Agreement because it has failed to achieve certain financial covenants required by the Loan and Security Agreement. Since the RFC Financial Corporation Loan and Security Agreement represents debt secured by assets of the Company, if the Company is not able to comply with the financial covenants contained in the Loan and Security Agreement or obtain a waiver for the failure to comply with such covenants from RFC Financial Corporation, the default could potentially result in the Company's assets being seized by RFC Financial Corporation.

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

We Will Need to Rely on Incumbent Local Exchange Carriers (ILECs) to Successfully Implement Our Services. Their Failure to Cooperate With Us Could Adversely Affect the Services We Offer and Cause Us to Lose Customers. We are, and will continue to be, dependent on the ILECs and, as we expand our network, on other incumbent telephone companies that operate in our target market areas to assure that we can provide our customers uninterrupted service and competitive services. The Telecommunications Act of 1996 requires the largest incumbent telephone companies to lease or "unbundle" their network elements and make them available to others and us for purchase, as well as provide their telecommunications services to others and us at wholesale prices. We cannot, however, assure that these elements and services will be provided in a commercially-viable manner or at reasonable prices. Many new integrated communication providers have experienced difficulties in working with incumbent telephone companies. Problems have arisen in installing access lines, implementing interconnection and co-location and integrating the preordering, ordering, repairing and billing systems used by new integrated communication providers with the systems of incumbent telephone companies. These problems may impair our reputation with customers who can easily switch back to incumbent telephone companies or to other telecommunications service providers. Coordination and cooperation with incumbent telephone companies are necessary for new integrated communication providers, such as us, to provide local service to customers on a timely, cost-effective and competitive basis. In addition, our ability to implement successfully our switched and enhanced telecommunications services will require the negotiation of interconnection and co-location agreements with incumbent telephone companies. Interconnection agreements set forth the terms and conditions governing how local integrated communication providers interconnect their networks and/or purchase or lease network facilities and services. These negotiations may require considerable time, effort and expense and the agreements will be subject to federal and state regulation. The terms of interconnection agreements, such as our agreements with ILECs, typically cover a two- to three-year period, requiring us to renegotiate them frequently. We cannot assure that we will be able to renegotiate these interconnection agreements or negotiate new agreements in our existing and new markets on favorable terms. Delays in obtaining interconnection agreements may delay our entry into new markets. In addition, the prices set forth in the interconnection agreements may be subject to significant rate increases at the discretion of the regulatory authority in each of the states in which we do business. A significant part of our cost structure depends on these state-regulated rate structures. We cannot assure that the rates charged to us under our interconnection agreements will allow us to offer usage rates low enough to attract a sufficient number of customers to operate our business profitably.

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

The Telecommunications Industry Is Undergoing Rapid Technological Changes, and New Technologies May Be Superior to the Technologies We Use. Our Failure to Keep up with Such Changes Could Adversely Affect Our Business. The telecommunications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive, unbudgeted upgrades or additional telecommunication products that could be time consuming to integrate into our business, and could cause us to lose customers and impede our ability to attract new customers. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even if we acquire new technologies we may not be able to implement them as effectively as other companies with more experience with those new technologies.

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

Impairment of Long-Lived Assets. The Company reviews its long-lived assets for impairment when circumstances indicate that the book value of an asset may not be fully recovered by the undiscounted net cash flow generated over the remaining life of the related asset or group of assets. If the cash flows generated by the asset are not sufficient to recover the remaining book value of the asset, the Company is required to write down the value of the asset. In evaluating whether the asset will generate sufficient cash flow to recover its book value, the Company estimates the amount of cash flow that will be generated by the asset and the remaining life of the asset. In making our estimate, the Company considers the performance trends related to the asset, the likelihood that the trends will continue or change, both at the asset level as well as at the national economic level, and the length of time that we expect to retain the asset.

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

         The Emerging Issues Task Force issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" addressing the allocation of revenue among products and services in bundled sales arrangements. EITF No. 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on the Company's future results of operations or financial position.

ITEM 3.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 2. Changes in Securities and Use of Proceeds. None.

ITEM 3. Defaults by the Company on its Senior Securities. On December 31, 2002, we signed an Amended and Restated Loan Agreement with RFC Financial Corporation that provides for a revolving line of credit. Under the Loan and Security Agreement, RFC has a security interest in and lien on Ciera Network Systems, Inc. and CCC GlobalCom Corporation's assets, including inventory, accounts receivable, intangibles, equipment, furniture and fixtures, trade names and marks, intellectual property, customer base, deposit accounts, and insurance proceeds. Under the Loan and Security Agreement the principal amount of the revolving line of credit is not to exceed the lesser of (a) $6,000,000 and (b) the Availability Formula. The Company has extended the full amount available under the Availability Formula. In addition, we were able to refinance $14,000,000 of the line of credit to term notes. The notes have a number of loan covenants, one of which requires the Company to pay all required federal and state taxes in a timely manner. The Company is delinquent in the payment of federal excise taxes. Another loan covenant requires the Company to achieve negative EBITDA results of no greater than $850,000 for the three months ended March 31, 2003. The Company achieved negative EBITDA results of approximately $1,000,000 for the three months ended March 31, 2003. As a result, the Company is not in compliance with the loan covenants. RFC has not notified the Company of an event of default.

ITEM 4. Submission of Matters to Vote of Security Holders. None.

ITEM 5. Other Information. None.

ITEM 6(a). Exhibits.  Exhibit 99.1 Certification of Chief Executive officer
                      Exhibit 99.2 Certification of Principal Financial Officer

ITEM 6(b). Reports on Form 8-K. On April 1, 2003, the Company filed an 8-K announcing the resignation of Clifford J. Bottoms as the Chief Financial Officer and as a Director of the Company. The Company also announced the resignations of Gary Owens and Michael Walsh as Directors of the Company.

SIGNATURES
----------

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CCC GLOBALCOM CORPORATION


Date May 20, 2003          By  /s/ Paul E. Licata
                           --------------------------
                           Paul E. Licata
                           Chief Executive Officer and President
                           /Principal Executive Officer



Date May 20, 2003          By  /s/ Mario H. Hernandez
                           ----------------------------------
                           Mario H. Hernandez
                           Controller /Principal
                           Financial Officer

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

              o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (March 31, 2003); and

              o presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


By  /s/  Paul E. Licata
--------------------------
Paul E. Licata
Chief Executive Officer
May 20, 2003

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

              o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (March31, 2003); and

              o presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


By /s/  Mario H. Hernandez
--------------------------------------
Mario H. Hernandez
Controller/Principal Financial Officer
May 20, 2003