Form 10QSB
period 2003-06-30
CCC GLOBALCOM CORP
filed 2003-08-25
CIK 854164

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                          -----------------------------


                                   FORM 10-QSB
                               -------------------

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2003

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

         Common Stock outstanding at August 15, 2003, 32,213,918 shares of $.001 par value Common Stock.

================================================================================
                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                            CCC GLOBALCOM CORPORATION


                       For the Quarter ended June 30, 2003


       The following financial statements and schedules of the registrant are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                                                       Page of
                                                                                                      Form 10-QSB
                                                                                                      -----------

Item 1.      Financial Statements:

             Consolidated Balance Sheet - June 30, 2003 and December 31, 2002                                 3

             Consolidated Statement of Operations - for the three
               and six months ended June 30, 2003 and June 30, 2002                                           4

             Consolidated Statement of Cash Flows - for the
               six months ended June 30, 2003 and June 30, 2002                                               5

             Notes to Consolidated Financial Statements                                                       6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations           13

Item 3.      Controls and Procedures                                                                         25


                           PART II - OTHER INFORMATION
                           ---------------------------
                                                                                                            Page
                                                                                                            ----

Item 1.      Legal Proceedings                                                                               26

Item 2.      Changes in the Securities                                                                       26

Item 3.      Defaults Upon Senior Securities                                                                 26

Item 4.      Submission of Matters to Vote of Security Holders                                               26

Item 5.      Other Information                                                                               27

Item 6(a).   Exhibits                                                                                        27

Item 6(b).   Reports on Form 8-K                                                                             27

             Signatures                                                                                      27


                                                                 CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                                                 Consolidated Balance Sheet

-----------------------------------------------------------------------------------------------------------

                                                                              June 30,       December 31,
        Assets                                                                  2003             2002
        ------                                                            ---------------------------------
Current assets:
  Cash and cash equivalents                                               $        185,471   $     212,730
  Restricted cash                                                                  335,971         389,138
  Accounts receivable, net of allowance for doubtful
    accounts of $1,897,253 and $1,639,821 respectively                           2,086,728       3,008,240
  Inventory                                                                        109,368               -
  Prepaid expense and other current assets                                         317,657         134,525
                                                                          ---------------------------------

        Total current assets                                                     3,035,195       3,744,633

Property and equipment, net                                                      1,556,801       2,293,825
Intangibles, net                                                                   694,857       1,042,624
Other assets                                                                       204,089         214,089
                                                                          ---------------------------------

        Total assets                                                      $      5,490,942   $   7,295,171
                                                                          ---------------------------------

-----------------------------------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Note payable                                                            $      2,811,212   $   2,762,609
  Accounts payable                                                              16,170,586      14,430,550
  Accrued expenses                                                               2,085,666       2,127,858
  Excise taxes payable                                                           3,342,507       2,457,696
  Accrued compensation and other                                                   275,451         395,684
  Current portion of long-term debt, net of discount
   of $712,250 and $777,000 respectively                                        14,461,857      14,684,318
  Deferred revenue                                                                 258,323         183,843
                                                                          ---------------------------------

        Total current liabilities                                               39,405,602      37,042,558

Long-term debt                                                                     549,446         549,446
                                                                          ---------------------------------

        Total liabilities                                                       39,955,048      37,592,004
                                                                          ---------------------------------

Commitments and contingencies                                                            -               -

Stockholders' deficit:
  Common stock, $.001 par value, authorized 100,000,000 shares;
   issued and outstanding 32,213,918 and 37,213,918 respecitvely                    32,214          37,214
  Additional paid-in capital                                                    10,740,325      10,684,656
 Accumulated deficit                                                           (45,236,645)    (41,018,703)
                                                                          ---------------------------------

        Total stockholders' deficit                                            (34,464,106)    (30,296,833)
                                                                          ---------------------------------

                                                                          $      5,490,942   $   7,295,171
                                                                          ---------------------------------

-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                              3

                                                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                                            Consolidated Statement of Operations

                                                               Three and Six Months Ended June 30, 2003 and 2002
----------------------------------------------------------------------------------------------------------------

                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                            --------------------------------------------------------------------
                                                   2003              2002            2003              2002
                                            --------------------------------------------------------------------
Net sales                                   $     4,039,109   $     7,309,824   $    9,262,130   $   14,370,941

Expenses:
  Cost of services                               (2,854,754)       (5,246,683)      (6,690,467)     (11,137,936)
  Selling, general and
     administrative expenses                     (2,155,994)       (5,276,909)      (4,726,172)     (10,473,263)
  Depreciation and
     amortization expense                          (709,928)         (957,013)      (1,493,914)      (1,972,824)
                                            --------------------------------------------------------------------

        Loss from operations                     (1,681,567)       (4,170,781)      (3,648,423)      (9,213,082)
                                            --------------------------------------------------------------------

Other income (expense):
  Interest income                                        43             7,154               85           11,705
  Interest expense                                 (424,356)         (333,594)        (701,987)        (678,079)
  Other, net                                              -           (45,367)         183,052          (63,597)
                                            --------------------------------------------------------------------

                                                   (424,313)         (371,807)        (518,850)        (729,971)
                                            --------------------------------------------------------------------

Loss before income taxes                         (2,105,880)       (4,542,588)      (4,167,273)      (9,943,053)

Income taxes                                              -                 -                -          (10,605)
                                            --------------------------------------------------------------------

Net loss                                         (2,105,880)       (4,542,588)      (4,167,273)      (9,953,658)

Preferential dividend                                     -                 -          (50,669)               -
                                            --------------------------------------------------------------------

Net loss applicable to
     common shareholders                    $    (2,105,880)  $    (4,542,588)  $   (4,217,942)  $   (9,953,658)
                                            --------------------------------------------------------------------

Net loss per share - basic and diluted      $         (0.07)  $         (0.13)  $        (0.13)  $        (0.28)
                                            --------------------------------------------------------------------

Weighted average shares -
     basic and diluted                           32,214,000        35,852,000       32,992,000       35,452,000
                                            --------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                   4

                                                                   CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                                         Consolidated Statement of Cash Flows

                                                                                    Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------


                                                                              2003                2002
                                                                        -------------------------------------
Cash flows from operating activities:
  Net loss                                                              $    (4,167,273)   $      (9,953,658)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                            1,493,914            1,972,824
     Bad debt expense                                                           173,854              805,167
     Stock issued for services                                                        -              300,000
     Interest and fees added to line of credit                                        -              600,826
     Amortization of warrant costs                                              103,600                    -
     Gain from disposal of subsidiary                                          (183,052)                   -
     (Increase) decrease in:
       Restricted cash                                                           53,167              (90,040)
       Accounts receivable                                                      747,658              109,900
       Prepaid expenses                                                        (170,080)             340,969
       Inventory                                                                (94,903)                   -
       Other assets                                                              10,000             (159,576)
     Increase (decrease) in:
       Accounts payable                                                       1,740,036            6,586,110
       Accrued compensation and other                                          (120,233)             (60,252)
       Excise taxes payable                                                     884,811            1,372,221
       Accrued expenses                                                         (42,192)              21,511
       Deferred revenue                                                          74,480              170,762
                                                                        -------------------------------------

                Net cash provided by operating activities                       503,787            2,016,764
                                                                        -------------------------------------

Cash flows from investing activities:
  Proceeds from sale of subsidiary                                              170,000                    -
  Purchase of property and equipment                                            (23,588)            (122,112)
  Net cash paid in acquisition                                                 (140,000)                   -
                                                                        -------------------------------------

                Net cash provided by (used in) investing activities               6,412             (122,112)
                                                                        -------------------------------------

Cash flows from financing activities:
  Payments on long-term debt                                                   (326,061)            (144,352)
  Net decrease on line of credit                                               (211,397)          (1,674,810)
                                                                        -------------------------------------

                Net cash used in financing activities                          (537,458)          (1,819,162)
                                                                        -------------------------------------

                Net change in cash                                              (27,259)              75,490

Cash and cash equivalents at beginning of period                                212,730              742,761
                                                                        -------------------------------------

Cash and cash equivalents at end of period                              $       185,471    $         818,251
                                                                        -------------------------------------


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                                              $       245,096    $          43,300
                                                                        -------------------------------------

  Income taxes                                                          $             -    $               -
                                                                        -------------------------------------



-------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                5

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                               Three and Six Months Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------


1.   Organization       CCC GlobalCom  Corporation,  a Nevada  corporation ("CCC
                        GlobalCom" or the "Company"), conducts operations in the telecommunications industry through its wholly-owned subsidiary, Ciera Network Systems, Inc. ("Ciera"). The
                        Company provides local and long-distance communications services in the United States.

2. Principles of The consolidated financial statements include the Consolidation accounts of the Company and its wholly owned subsidiaries,  Ciera Network Systems, Inc, and Equalnet,
                        Inc.   All   significnat   intercompany   balances   and
                        transactions have been elimiated in consolidation.

3.   Basis of           The  accompanying   unaudited   consolidated   financial
     Presentation       statements   have  been   prepared  by  the  Company  in
                        accordance with accounting principles generally accepted
                        in the United States for interim  financial  information
                        and are in the form  prescribed  by the  Securities  and
                        Exchange  Commission in  instructions to Form 10-QSB and
                        Item 310 of  Regulation  S-B.  Accordingly,  they do not
                        include all of the information and footnotes required by
                        accounting  principles  generally accepted in the United
                        States for complete  financial  statements.  The interim
                        unaudited   financial   statements  should  be  read  in
                        conjunction   with  the  Company's   audited   financial
                        statements  as of and for the year  ended  December  31,
                        2002.  The unaudited  financial  statements  include all
                        adjustments (consisting of normal recurring items) which
                        are, in the opinion of  management,  necessary to fairly
                        present the  financial  position as of June 30, 2003 and
                        the results of operations for the periods ended June 30,
                        2003 and 2002.  Operating  results for the three and six
                        months   ended  June  30,   2003  are  not   necessarily
                        indicative of the results that may be expected for the year ending December 31, 2003.


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Stock-Based        The Company accounts for stock-based  compensation under
     Compensation       the  recognition  and  measurement   principles  of  APB
                        Opinion  No.  25,   Accounting   for  Stock   Issued  to
                        Employees, and related interpretations.  The Company has
                        adopted  SFAS  No.  123,   "Accounting  for  Stock-Based
                        Compensation". In accordance with the provisions of SFAS
                        123,  the  Company  has  elected  to  continue  to apply
                        Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans.
                        Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings would have been changed by the following:

                                 Three Months Ended              Six Months Ended
                                      June 30,                       June 30,
                           -----------------------------   -----------------------------
                                2003           2002             2003           2002
                           -----------------------------   -----------------------------
 Net loss, as reported      $  (2,106,000) $  (4,543,000)    $(4,218,000)  $  (9,954,000)

 Add:   Stock-based
 employee compensation
 expense included in
 reported net income, net
 of related tax effects                 -              -               -               -

 Deduct:  Total
 stock-based employee
 compensation expense
 determined under fair
 value based method for
  all awards, net of
 related tax effects             (286,000)      (286,000)       (286,000)       (286,000)
                           -----------------------------   -----------------------------

 Pro forma net loss        $   (2,392,000) $  (4,829,000)  $  (4,504,000)  $ (10,240,000)
                           ------------------------------- -----------------------------

 Earnings per share-

    Basis - as reported    $        (0.07) $       (0.13)  $       (0.13)  $       (0.28)
                           ------------------------------- -----------------------------

    Basis - pro forma      $        (0.08) $       (0.14)  $       (0.14)  $       (0.29)
                           ------------------------------- -----------------------------

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Loss per           The  computation  of basic  earnings  (loss)  per common
     Common             share is based on the weighted  average number of shares
     Share              outstanding  during each  quarter.  The  computation  of
                        diluted  earnings  per  common  share  is  based  on the
                        weighted average number of shares outstanding during the
                        year, plus the common stock equivalents that would arise
                        from  the   exercise  of  stock   options  and  warrants
                        outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 822,000 and 915,000 shares of common stock at a range of $1.00 to $3.75 per share were outstanding at June 30, 2003 and 2002 respectively, but were not included in the diluted loss per share calculation because the effects would have been anti-dilutive.

6.   Commitments        The  Company is in default on  substantially  all of its
     and                notes payable which are secured by substantially  all of
     Contingencies      the assets of the Company.

                        In March 2003, the Company entered into a carrier agreement with a local service reseller. If the Company is unable to pay for the services as they are due, the carrier has the right to take over the customer base. Subsequent to the end of the quarter, this customer base was repossessed by Textron Financial due to defaults by the Company on its debt with Textron Financial.


7.   Return of          During  the six  months  ended  June 30,  2003,  a major
     Shares and         shareholder of the Company returned  5,000,000 shares of
     Preferential       the Company's common stock to the Company.
     Dividend
                        The  major   shareholder  also  agreed  to  give  up  to
                        3,000,000 shares of the Company's common stock to another significant shareholder as reimbursement for shares given to certain other shareholders who had purchased shares of the Company's common stock in previous periods. As of June 30, 2003, approximately
                        2,413,000 shares had been distributed. The transaction was treated as a preferential dividend.


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Supplemental       During the six months ended June 30, 2003, the Company:
     Disclosure of
     Cash Flow          o   Had 5,000,000  shares of the Company's  common stock
     Information            returned by a major Information  shareholder causing
                            an increase in additional paid-in-capital and a decrease in common stock of $5,000.
                        o   Recorded a  preferential  dividend of $50,669 caused
                            by a major shareholder giving shares of stock to other shareholders. The shares were valued at the fair market price on the date of the agreement.
                        o   The  Company  sold it's  interest  in  GlobalTel  in
                            exchange for cash of $170,000 and a note receivable of $20,000 included on the Company's balance sheet under the caption other assets.
                        o   Acquired certain assets of Tele-Direct as follows:

                          Customer base                          $   374,835
                          Furniture and equipment                     10,700
                          Inventory                                   14,465
                          Advance from line of credit               (260,000)
                                                                 -----------

                          Net cash paid in acquisition           $   140,000

                        During the six months ended June 30, 2002, the Company:

                        o   Satisfied a payable with common stock for $394,496.
                        o Issued common stock to an employee for compensation totaling $300,000.
                        o Issued common stock in exchange for equipment totaling $162,500.
                        o Purchased software financed with a $441,119 capital lease.
                        o Textron Financial Corp. exercised a warrant and received 125,000 shares of Company stock for a $500,000 reduction in the line of credit.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Revenue            Revenues are derived  primarily  from sales of local and
     Recognition        long-distance  telephone  services  to  residential  and
                        commercial customers, prepaid calling cards, and prepaid
                        cellular   cards.   Revenues  for  sales  of  local  and
                        long-distance  telephone  services  to  residential  and
                        commercial  customers  and  prepaid  calling  cards  are
                        recognized  as services are  provided to customers  that
                        have entered into binding  agreements  with a price that
                        is  fixed  and   determinable  and  when  collection  is
                        reasonably assured. Deferred revenues arise primarily from pre-billing for local telephone services. These amounts are recognized over the period for which the services are provided.

                        Revenues for prepaid cellular cards are recognized at the time of the sale of the card since the Company is acting as a pass-through agent for the cellular carrier and has no further obligation after the sale is made. At the time of the sale of the prepaid cellular card, the Company has provided its service, a binding agreement has been enterded into, a price is fixed and determinable and collection is reasonable assured

10.  Going              The accompanying  consolidated financial statements have
     Concern            been  prepared  assuming the Company will  continue as a
                        going  concern.   However,   the  Company  has  incurred
                        significant  recurring net losses, has a working capital
                        deficit,   and  has  a  stockholders'   deficit.   These
                        conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is working to raise capital through a private placement to fund operations until the Company can achieve positive cash flows from operations.

                        There can be no assurance that management's plans will be successful. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Subsequent         On July 3, 2003,  the Company  entered into an agreement
     Events             with Mr. Hakim, the former chairman of the board and CEO
                        of the  Company,  to return  6,939,428  shares of common
                        stock to the Company. In the agreement,  the two parties
                        also  agreed  to  terminate   Mr.   Hakim's   employment
                        agreement and for Mr. Hakim to resign as an officer and director of the Company.

                        On August 15, 2003, in connection with the voluntary surrender of collateral securing Ciera Network Systems, Inc. and CCC GlobalCom Corporation's obligations under the Loan Agreement and Textron Financial Corporation's proposed foreclosure upon such collateral by a public disposition of collateral under the Uniform Commercial Code, the Company (Ciera and CCC GlobalCom) and Textron Financial Corporation agreed to adjust all claims, disputes and causes for action which had arisen or could have arisen as to the Loan Documents and events prior to the execution of this Mutual Limited Release. The Company is still liable for $260,000 payable to Textron Financial Corporation related to the acquisition of certain assets of Tele-Direct Inc.

12.  Recent             In April 2003, the FASB issued SFAS No. 149,  "Amendment
     Accounting         of Statement 133 on Derivative  Instruments  and Hedging
     Pronounce-         Activities."  SFAS 149 provides  for certain  changes in
     ments              the accounting treatment of derivative  contracts.  SFAS
                        No.  149 is  effective  for  contracts  entered  into or
                        modified  after  June  30,  2003,   except  for  certain
                        provisions  that  relate to SFAS No. 133  Implementation
                        Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively.
                        Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company's consolidated financial statements.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Recent             In May 2003,  the FASB issued  SFAS No. 150,  Accounting
     Accounting         for Certain Financial  Instruments with  Characteristics
     Pronounce-         of both  Liabilities  and  Equity.  This  new  statement
     ments              changes the accounting for certain financial instruments
     Continued          that, under previous guidance, issuers could account for
                        as equity. It requires that those Continued instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company's third quarter of fiscal 2003. Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company's consolidated financial statements.


--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

General

         CCC GlobalCom Corporation has been an Integrated Communications Provider (ICP) that has provided a range of communication services to both U.S. and international residential and business customers. We have primarily been a switch-based company, which means we use a strategic deployment of network switches to provide communication services to our long-distance customers. We also purchase local telephone communication services from Incumbent Local Exchange Carriers (ILECs) on a wholesale basis. In most cases, these other providers are transparent to our customers. The use of our own switches reduces our overall service costs. Our core business has been communication services, which includes long-distance voice and data, local service, and calling cards.

         The telecommunications industry has experienced a great deal of instability during the past several years. During the 1990s, forecasts of very high levels of future demand brought a significant number of new entrants and new capital investments into the industry. However, those forecasts have not materialized, many industry participants have gone through bankruptcy, telecommunications capacity now far exceeds actual demand and, as a result, the marketplace is characterized by fierce price competition as traditional and next generation carriers and Integrated Communications Providers compete to secure market share. Resulting lower prices have eroded margins and have kept many industry participants, including the Company, from attaining ongoing positive cash flow from operations. Many industry participants and their customers have gone and are undergoing reorganizations through bankruptcy, contemplating bankruptcy, or experiencing significant operating losses while consuming much of their remaining liquidity. We do not know if and when the current state of aggressive pricing will end.

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

Textron Loan Matters

         We have conducted operations primarily through our subsidiaries. Most of our operations have been conducted through our subsidiary, Ciera Network Systems, Inc. ("Ciera"). On December 31, 2002, we signed an Amended and Restated Loan Agreement ("Loan Agreement") with Textron Financial Corporation ("Textron"), as successor to RFC Financial Corporation, that provided for a revolving line of credit.

         Under the Loan Agreement, Textron has a security interest in and lien on Ciera Network Systems, Inc. assets, including inventory, accounts receivable, intangibles, equipment, furniture and fixtures, trade names and marks, intellectual property, customer base, deposit accounts, and insurance proceeds.

         Under the Loan Agreement the principal amount of the revolving line of credit was not to exceed the lesser of (a) $6,000,000 and (b) the Availability Formula. We borrowed in excess of the full amount available under the Availability Formula. In addition, we were able to refinance $14,000,000 of the line of credit to term notes. The notes have a number of loan covenants, one of which requires the Company to pay all required federal and state taxes in a timely manner. We are delinquent in the payment of federal and state excise taxes.

         At  June  30,  2003,  Ciera  owed  $16,098,962,  to  Textron  Financial
Corporation pursuant to an Amended and Restated Loan Agreement (the "Loan Agreement").

         On July 2, 2003, we received a notice of an Event to Default under the Loan Agreement from Textron. Textron demanded that Ciera immediately pay or cause to be paid to Textron the sum of $1,214,222, which was the amount of the outstanding over advance per the Loan Agreement as of July 2, 2003. Neither Ciera nor CCC GlobalCom has the financial ability to pay or cause to be paid to Textron the amount demanded.

         On August 5, 2003, Textron Financial Corporation sent notice in accordance with provisions of Section 9-610 et seq. of the Uniform Commercial Code as in effect in the State of Texas to certain vendors and taxing authorities of its intent to conduct a public foreclosure sale of its Collateral under the Loan Agreement on August 18, 2003. Upon completion of this foreclosure sale, Ciera would have no operating assets. Ciera has vendor liabilities, tax liabilities and other liabilities of approximately $22,800,000 at June 30, 2003, exclusive of the $16,098,962 amount owed to Textron. Ciera does not have existing liquidity sufficient to satisfy all amounts owed. The Company is considering its options, including seeking protection under the U.S. Bankruptcy Code.

         In lieu of going through the foreclosure proceeding, we voluntarily surrendered all of the collateral securing Ciera's and CCC GlobalCom's obligations under the Loan Agreement. In consideration for our voluntarily agreeing to surrender the assets of Ciera to Textron in lieu of the foreclosure, Textron agreed to adjust all claims, disputes and causes for action that had arisen or could have arisen as to the Loan Documents and events prior to the execution of this Mutual Limited Release. According, subsequent to June 30,
2003, our assets were reduced by the amount of approximately $4,026,000, representing the transfer of all of Ciera's assets to Textron in lieu of a foreclosure, and our liabilities were reduced by approximately $15,800,000 representing the amount we owed Textron under the Loan Agreement.

         We are still liable for $260,000 payable to Textron related to the acquisition of certain assets of Tele-Direct Inc., which is further described below.

Restructuring

         Since December 31, 2002, we have taken significant restructuring steps to reduce our expenses, eliminate debt and restructure our size applicable to our remaining business. Since December 31, 2002, the Company and its Ciera subsidiary have reduced the number of employees by 92% to seven employees. We have closed the Chairman's office at 16350 Park Ten Place, Houston, Texas and are in negotiation with our landlord to significantly reduce our office space and rent at 1250 Wood Branch Park Drive, Houston, Texas. However, these restructuring steps do not ensure that we will continue as a going concern.

Current Business Plan

         We  have   determined   that  our  best   chance   of   success   as  a
telecommunications company at the current time is to engage in the business of selling debit cards and prepaid cellular cards. On May 30, 2003, our, EqualNet, Inc. subsidiary acquired certain assets of Tele-Direct, Inc. (Tele-Direct) an affiliate of Telefyne, Inc. The assets purchased included various fixed assets, inventory, contracts, and other tangible and intangible assets related to Tele-Direct's business of reselling common carrier telecommunications, including both domestic and international services and cellular services. The purchase price of $400,000 was paid with available cash of $140,000 and proceeds from Textron Financial Corporation of $260,000. The Company will also pay to Telefyne a percentage of a certain customer's collected revenues for a specific period of time. We currently estimates this contingent liability at approximately $200,000. As a result of the Tele-Direct acquisition, we have entered the debit card and prepaid cellular card business with a distribution channel of over 2,500 convenience stores throughout the U.S. We will provide a sales channel for the debit and prepaid cellular cards. We will purchase telecommunications services from Telefyne, Inc. including i) network services, ii) switching services, iii) use of software required to make, track, and manage calls, iv) Point of Sale (POS) equipment and software, and v) provision of technical and management personnel to ensure that calls are carried and terminated with quality of no less than industry standards. We gained eighteen sales and administrative personnel with the purchase of Telefyne assets.

         Inasmuch as we have essentially terminated Ciera's operations pursuant to the transfer of Ciera's assets to Textron, we currently intend to focus our efforts on the business which we have entered as the result of our purchase of certain assets of Tele-Direct.

         We are in an extremely difficult financial position. We are in a turn-around and workout mode at this time. We intend to continue to reduce operating expenses while attempting to generate revenues from the debit card and prepaid cellular card business. We intend to attempt to get to a breakeven cash flow position through the significant overhead cost reductions and the cash flow being generated from the new prepaid calling and prepaid cellular card business. We will attempt to raise additional capital through equity or debt placements to expand its businesses in the future. There can be no assurance that additional financing would be available to us or, if available, that it could be obtained on acceptable terms.

Management Changes

         During the quarter ended June 30, 2003, Doug Morris and Garry Bolinder were elected to serve as Directors of the Company to fill vacant Directors' positions. In addition, during the quarter ended June 30, 2003, Z. A. Hakim, Ray Klentzman and Dr. Charles Wisdom resigned their positions as Directors of the Company. Subsequent to the end of the quarter, Gilbert Gertner and James Rash also resigned their positions as Directors of the Company. In addition, Z.A. Hakim resigned as an officer of the Company. The Company and Mr. Hakim mutually agreed to terminate Mr. Hakim's employment agreement dated February 16, 2001.

Other Matters

         During the six months ended June 30, 2003, one of our major shareholders returned to us for cancellation 5,000,000 of his shares of our common stock. This shareholder also agreed to give up to an additional 3,000,000 of his shares of our common stock to another significant shareholder as reimbursement of shares given to certain other shareholders who had purchased shares of the Company's common stock in previous periods. As of June 30, 2003, approximately 2,413,000 shares had been distributed. The transaction was treated as a preferential dividend.

         We has received disconnection notices for past due balances from significant carriers. It is our belief that certain amounts included in these past due balances are in error and are being disputed. As of June 30, 2003, we had disputed approximately $1,338,000 of charges with various carriers. The consolidated financial statements do not reflect any adjustments to reduce liabilities for the impact of the unresolved claims. However, there can be no assurance that we can successfully dispute the balances identified as in error.

         On March 10, 2003, SBC sent a letter notifying us that we had fifteen calendar days to pay all past due balances owed to SBC. SBC stated in the letter that they reserved the right to disconnect Ciera Network Systems, Inc.'s service on all of its Missouri, Texas, Kansas, and Oklahoma UNE and resale accounts. The Company contracted with a third party vendor to continue servicing customers in Texas. Ciera Network Systems, Inc.'s service for customers in Missouri, Kansas, and Oklahoma has been disconnected by SBC. The Company estimates monthly revenues lost with this disconnection of services at $250,000.

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

         During the six months ended June 30, 2003, the Company paid consulting fees and expenses to a board member totaling $74,905.

 Going Concern

         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of June 30, 2003. Additionally, we have had recurring negative cash flows from operations. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we cannot assure you that we can raise the money necessary to fund future operations.

Our History of Operating Losses and Deficiencies in Cash Flows

         We have incurred operating losses and deficiencies in operating cash flows in each year since our inception and expect our losses to continue through December 31, 2003. Our operating losses were $15,831,916, $17,881,001 and $1,816,901 for the years ended December 31, 2002, 2001 and 2000, respectively. We had an operating loss of $3,648,423 for the six months ended 2003 and a working capital deficit of $36,370,407 at June 30, 2003.

Results of Operations

Three Months Ended June 30, 2003 Compared To June 30, 2002

         NET SALES. Revenues primarily consist of billings for long-distance telephone services, local telephone services, private line circuits, prepaid and postpaid calling cards, debit cards, and prepaid cellular cards. Revenues for the three months ended June 30, 2003 and 2002, were $4,039,109 and $7,309,824, respectively. Revenues declined for the three months ended June 30, 2003, compared to the same period 2002, because of the disconnection of services by certain carriers during the fourth quarter 2002 and first quarter 2003 and because of a decline in customer base. Usage-based revenues are approximately 64% of total revenue and monthly recurring revenues are approximately 36% of total revenue for the three months ended June 30, 2003. Revenues for the three months ended June 30, 2003, included $477,088 from the Tele-Direct asset acquisition.

         COST OF SERVICES. Cost of services includes direct costs for telephone services. Cost of services for telephone services include the cost of services provided by other carriers, network costs, and miscellaneous costs incurred to provide service. Cost of services for the three months ended June 30, 2003 were $2,854,754 compared to $5,246,683 for the three months ended June 30, 2002. Cost of services for the three months ended June 30, 2003, includes approximately $2,763,700 of direct carrier costs. Cost of services declined for the three months ended June 30, 2003, because of the reduction in associated revenues and improved cost management that includes disputing incorrect carrier charges and directing voice traffic to the least cost provider. Gross margin for the three months ended June 30, 2003 and 2002 was approximately 29% and 28%, respectively. Gross margin improved because of improved cost management, billing processes, and margin derived from Tele-Direct asset acquisition.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and salaries of the personnel to support our operations. SG&A expenses for quarters ended June 30, 2003 and 2002, were $2,155,994 and $5,276,909, respectively. The reduction in SG&A expense for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, was primarily because of the reduction in number of employees, the closing of facilities in Missouri and California as previously reported and the reduction of integration costs incurred during the first quarter 2002. SG&A for the three months ended June 30, 2003, includes: approximately $1,136,000 of payroll and employee benefit related expenses; approximately $164,000 in facilities expense; and approximately $353,000 in professional fees and expenses. SG&A for the three months ended June 30, 2002 includes: approximately $2,785,000 of payroll related expenses; approximately $488,000 of facilities expenses; and approximately $755,000 in professional fees.

         DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense for the quarters ended June 30, 2003 and 2002, were $709,928 and $957,013, respectively. The decrease in depreciation expense is because of the one-time noncash write off of approximately $2,312,000 for the abandonment of leasehold improvements related to the closing of facilities in California recorded during the third quarter 2002.

         OTHER INCOME (EXPENSE). For the three months ended June 30, 2003 and 2002, other expense was $424,313 and $371,807, respectively. For the three months ended June 30, 2003, other expense consists of approximately $424,000 of interest expense compared with approximately $334,000 for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared To June 30, 2002

         NET SALES. Revenues primarily consist of billings for long-distance telephone services, local telephone services, private line circuits, prepaid and postpaid calling cards, debit cards, and prepaid cellular cards. Revenues for the six months ended June 30, 2003 and 2002, were $9,262,130 and $14,370,941, respectively. Revenues declined for the six months ended June 30, 2003, compared to the same period 2002, because of the disconnection of services by certain carriers during the fourth quarter 2002 and first quarter 2003 and because of a decline in customer base. Usage-based revenues are approximately 63% of total revenue and monthly recurring revenues are approximately 37% of total revenue for the six months ended June 30, 2003. Revenues for the six months ended June 30, 2003, included $477,088 from the Tele-Direct asset acquisition.

         COST OF SERVICES. Cost of services includes direct costs for telephone services. Cost of services for telephone services include the cost of services provided by other carriers, network costs, and miscellaneous costs incurred to provide service. Cost of services for the six months ended June 30, 2003 were $6,690,467 compared to $11,137,936 for the six months ended June 30, 2002. Cost of services for the six months ended June 30, 2003, includes approximately $6,494,204 of direct carrier costs. Cost of services declined for the six months ended June 30, 2003, because of the reduction in associated revenues and improved cost management that includes disputing incorrect carrier charges and directing voice traffic to the least cost provider. Gross margin for the six months ended June 30, 2003 and 2002 was approximately 28% and 23%, respectively. Gross margin improved because of improved cost management, billing processes, and margin derived from Tele-Direct asset acquisition.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and salaries of the personnel to support our operations. SG&A expenses for six months ended June 30, 2003 and 2002, were $4,726,172 and $10,473,263, respectively. The reduction in SG&A expense for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, was primarily because of the reduction in number of employees, the closing of facilities in Missouri and California as previously reported and the reduction of integration costs incurred during the first quarter 2002. SG&A for the six months ended June 30, 2003, includes: approximately $2,421,000 of payroll and employee benefit related expenses; approximately $337,000 in facilities expense; and approximately $807,000 in professional fees and expenses compared to the six months ended June 30, 2002: approximately $5,349,000 of payroll related expenses; approximately $781,000 of facilities expenses; and approximately $1,560,000 in professional fees.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the six months ended June 30, 2003 and 2002, were $1,493,914 and $1,972,824, respectively. The decrease in depreciation expense is because of the one-time noncash write off of approximately $2,312,000 for the abandonment of leasehold improvements related to the closing of facilities in California recorded during the third quarter 2002.

         OTHER INCOME (EXPENSE). For the six months ended June 30, 2003 and 2002, other expense was $518,850 and $729,971, respectively. For the six months ended June 30, 2003, other expense consists of approximately $702,000 of interest expense offset with a gain on the sale of our interest in GlobalTel of approximately $183,000. For the six months ended June 30, 2002, other expense includes approximately $678,000 of interest expense.

Liquidity and Capital Resources

         During the six months ended June 30, 2003, we generated positive cash flow from operations of approximately $504,000. The amount of cash generated is a result of the net loss incurred during the period offset by the timing of cash receipts from our customers and the extension of monies owed to our vendors and excise taxes payable. We have historically operated with negative cash flows and have funded those losses and deficits through the issuance of debt, the completion of private equity placements, and delaying payments to vendors.

         During the six months ended June 30, 2003, the Company acquired approximately $24,000 in equipment that was not financed through capital lease or financing arrangements. Additional cash outflows included payments of approximately $326,000 towards our capital lease obligations and notes payable and $140,000 cash paid in the Tele-Direct asset purchase. In addition, we had cash outflows of approximately $211,000 that reduced our line of credit with Textron Financial Corporation. Textron Financial Corporation in March 2002, also exercised common stock warrants reducing our line of credit an additional $500,000.

         Altogether, our net operating, investing and financing activities during the year used approximately $27,000 in cash. Our working capital deficit at June 30, 2003 was approximately $36,370,000. This represents an increase of approximately $3,072,000 from the working capital deficit of $33,298,000 at December 31, 2002.

         Our current liabilities include a total of approximately $11,676,000 owed to various carriers, most of which is significantly past credit terms. We have disputed approximately $1,338,000 of charges with various carriers. The consolidated financial statements do not reflect any adjustments to reduce liabilities for the impact of unresolved claims. In addition, our current liabilities include approximately $4,494,000 of amounts owed to various other trade vendors, some of which are also past credit terms. We currently do not have sufficient cash to bring our vendors back to current terms.

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

         Since we have produced losses from operations during 2002 and for the six months ended June 30, 2003, we will most likely need to achieve positive cash flow in order to obtain any significant amounts of debt funding to meet our capital expenditure and working capital needs. As such, we will need to complete additional private placements in order to raise the funds needed. Although capital markets have been difficult, we have shown an ability to raise funds. In May 2001, we raised, net of issuance costs, $2,331,706 through a private placement memorandum. Although we have been successful in raising funds in the past, there are no assurances that we will be able to continue to do so.

Liquidity Assessment

         Subsequent to June 30, 2003, the Company's assets were reduced by the amount of approximately $4,026,000, representing the transfer of all of Ciera's assets to Textron in lieu of a foreclosure, and our liabilities were reduced by approximately $15,800,000 , representing the amount we owed Textron under the Loan Agreement.

         We estimate our capital expenditures to be approximately $200,000 for 2003. We will also be required to fund our operating losses and working capital and possible expenditures associated with market expansions and potential acquisitions of businesses or assets. We have negative working capital of approximately $36,400,000.

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

         It is the plan of management, in order to continue operations, to seek additional revenue generating activities, significantly reduce SG&A expenses, and to seek additional capital and borrowing infusion. There can be no assurance that management will be successful with this plan.

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

         We Have a History of Operating Losses, and We May Not Be Profitable in the Future. We have incurred significant operating and net losses in the past and expect to continue to incur losses in the future as we deploy our network, expand our service offerings and enter new markets. For the year ended December 31, 2001, the Company had a net loss of $18,790,367. For the year ended December 31, 2002, CCC GlobalCom had a net loss of $19,710,961. For the six months ended June 30, 2003, the Company had a net loss of $4,156,273. As we consolidate our operations, we expect our negative cash flow, operating losses and net losses to be reduced for the foreseeable future. We cannot assure that our revenues will grow or that we will achieve profitability in the future. If we continue to generate losses without obtaining additional funding, our ability to pursue our business strategy may be restricted.

         Limited Assets and Working Capital Deficit. As of June 30, 2003, we had, on a consolidated basis, total assets of approximately $5,691,000 and a working capital deficit of approximately $36,370,000. Subsequent to June 30, 2003, the Company's assets were reduced by the amount of approximately $4,026,000, representing the transfer of all of Ciera's assets to Textron in lieu of a foreclosure, and our liabilities were reduced by approximately $15,800,000 representing the amount we owed Textron under the Loan Agreement. There can be no assurance that we will realize positive cash flow from operations in the foreseeable future. With limited assets and working capital deficit, we may continue to experience difficulty in paying our vendors, lenders, and taxing authorities. The Company is considering its options, including seeking protection under the U.S. Bankruptcy Code.

         Additional Capital Required. Our business plan provides that we will attempt to complete additional acquisitions. We believe that we will be required to raise additional capital in order to fund our business plan during the next 24 months. There can be no assurance that additional financing would be available to us or, if available, that it could be obtained on acceptable terms. We have financed our operations almost exclusively through the private sales of securities, debt and by delaying payments to vendors. Since we are losing money, we must raise the money we need to continue operations and expand our network either by selling more securities or borrowing money. If we are not able to raise additional money we will not be able to implement our strategy for the future, and we will either have to scale back our operations or shut down all of our operations. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures and could have a material adverse effect on us.

         Limited Operating History. We have provided voice and data services through the use of the networks of other communication providers. We have been operating in the telecommunications business through our wholly-owned subsidiary, Ciera, for approximately three years. We have limited assets, limited revenues and limited customers. Our customer base and revenues are declining on a monthly basis and we have operated at a loss since its inception. There can be no assurance that we will ever operate profitably. In order to significantly increase revenues, we must acquire other companies, as well as grow internally. Although our management has conducted extensive discussions with the principals of several acquisition targets, there can be no assurance that we can fund the acquisitions, that we can complete the acquisitions or that the acquired businesses will operate at a profit. As a result of our limited operating history as a facilities-based Integrated Communications Provider, we have limited operating and financial data on which we can predict our future performance and base our investment decisions. We cannot assure that we can successfully operate as a facilities-based Integrated Communications Provider.

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

         A Default in the Textron Financial Corporation Loan and Security Agreement could result in the lender seizing the Company's Assets. The Company is in technical default on the Textron Financial Corporation Loan and Security Agreement because of its failure to achieve certain financial covenants required by the Loan and Security Agreement. On July 2, 2003, we received a notice of an Event to Default under the Loan Agreement from Textron. Textron demanded that Ciera immediately pay or cause to be paid to Textron the sum of $1,214,222, which was the amount of the outstanding over advance per the Loan Agreement as of July 2, 2003. Neither Ciera nor CCC GlobalCom has the financial ability to pay or cause to be paid to Textron the amount demanded.

         On August 5, 2003, Textron Financial Corporation sent notice in accordance with provisions of Section 9-610 et seq. of the Uniform Commercial Code as in effect in the State of Texas to certain vendors and taxing authorities of its intent to conduct a public foreclosure sale of its Collateral under the Loan Agreement on August 18, 2003. Upon completion of this foreclosure sale, Ciera would have no operating assets. Ciera has vendor liabilities, tax liabilities and other liabilities of approximately $22,800,000 at June 30, 2003, exclusive of the $16,098,962 amount owed to Textron. Ciera does not have existing liquidity sufficient to satisfy all amounts owed. The Company is considering its options, including seeking protection under the U.S. Bankruptcy Code.

         In lieu of going through the foreclosure proceeding, we voluntarily surrendered all of the collateral securing Ciera's and CCC GlobalCom's obligations under the Loan Agreement. In consideration for our voluntarily agreeing to surrender the assets of Ciera to Textron in lieu of the foreclosure, Textron agreed to adjust all claims, disputes and causes for action that had arisen or could have arisen as to the Loan Documents and events prior to the execution of this Mutual Limited Release. According, subsequent to June 30,
2003, our assets were reduced by the amount of approximately $4,026,000, representing the transfer of all of Ciera's assets to Textron in lieu of a foreclosure, and our liabilities were reduced by approximately $15,800,000 representing the amount we owed Textron under the Loan Agreement.

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

         Development and Expansion Risk and Possible Inability to Manage Growth. Our success will depend, among other things, on substantial increases in customer base, on the execution of agreements with the owners of long-distance lines or distribution channels, on obtaining of governmental permits, and on subsequent developments in state and federal regulations. In addition, the expansion of our business will involve acquisitions, which could divert the resources and management time and require integration with our then existing operations. There can be no assurance that any acquired business will be successfully integrated into our operations or that any such acquisition will meet our expectations. Our future performance will depend, in part, upon our ability to manage our growth effectively, which will require us to implement and improve our operating, financial and accounting systems, to expand, train and manage its employee base and to effectively manage the integration of acquired businesses. These factors, and others, could adversely affect the expansion of our customer base and service offerings. Our inability either to expand in accordance with our plans or to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

         We Will Need to Rely on Incumbent Local Exchange Carriers (ILECs) to Successfully Implement Our Services. Their Failure to Cooperate With Us Could Adversely Affect the Services We Offer and Cause Us to Lose Customers. We are, and will continue to be, dependent on the ILECs and, as we expand our network, on other incumbent telephone companies that operate in our target market areas to assure that we can provide our customers uninterrupted service and competitive services. The Telecommunications Act of 1996 requires the largest incumbent telephone companies to lease or "unbundle" their network elements and make them available to others and us for purchase, as well as provide their telecommunications services to others and us at wholesale prices. We cannot, however, assure that these elements and services will be provided in a commercially-viable manner or at reasonable prices. Many new integrated communication providers have experienced difficulties in working with incumbent telephone companies. Problems have arisen in installing access lines, implementing interconnection and co-location and integrating the preordering, ordering, repairing and billing systems used by new integrated communication providers with the systems of incumbent telephone companies. These problems may impair our reputation with customers who can easily switch back to incumbent telephone companies or to other telecommunications service providers. Coordination and cooperation with incumbent telephone companies are necessary for new integrated communication providers, such as us, to provide local service to customers on a timely, cost-effective and competitive basis. In addition, our ability to implement successfully our switched and enhanced telecommunications services will require the negotiation of interconnection and co-location agreements with incumbent telephone companies. Interconnection agreements set forth the terms and conditions governing how local integrated communication providers interconnect their networks and/or purchase or lease network facilities and services. These negotiations may require considerable time, effort and expense and the agreements will be subject to federal and state regulation. The terms of interconnection agreements, such as our agreements with ILECs, typically cover a two- to three-year period, requiring us to renegotiate them frequently. We cannot assure that we will be able to renegotiate these interconnection agreements or negotiate new agreements in our existing and new markets on favorable terms. Delays in obtaining interconnection agreements may delay our entry into new markets. In addition, the prices set forth in the interconnection agreements may be subject to significant rate increases at the discretion of the regulatory authority in each of the states in which we do business. A significant part of our cost structure depends on these state-regulated rate structures. We cannot assure that the rates charged to us under our interconnection agreements will allow us to offer usage rates low enough to attract a sufficient number of customers to operate our business profitably. Because of the pending foreclosure by Textron Financial Corporation on the Company's long distance and local service customer base, the Company is considering its options, including seeking protection under the U.S. Bankruptcy Code for Ciera Network Systems. Ciera is party to the interconnection agreements.

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

         The Telecommunications Industry Is Undergoing Rapid Technological Changes, and New Technologies May Be Superior to the Technologies We Use. Our Failure to Keep up with Such Changes Could Adversely Affect Our Business. The telecommunications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive, unbudgeted upgrades or additional telecommunication products that could be time consuming to integrate into our business, and could cause us to lose customers and impede our ability to attract new customers. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even if we acquire new technologies we may not be able to implement them as effectively as other companies with more experience with those new technologies. Because of the pending foreclosure by Textron Financial Corporation on our long-distance and local service customer base our network has become idle and the Company will determine whether maintaining its own network is reasonable.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company's consolidated financial statements. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company's third quarter of fiscal 2003. Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company's consolidated financial statements.

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

         As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 2.  Changes in Securities and Use of Proceeds.  None.

ITEM 3. Defaults by the Company on its Senior Securities. The Company is in technical default on the Textron Financial Corporation Loan and Security Agreement because of its failure to achieve certain financial covenants required by the Loan and Security Agreement. On July 2, 2003, we received a notice of an Event to Default under the Loan Agreement from Textron. Textron demanded that Ciera immediately pay or cause to be paid to Textron the sum of $1,214,222, which was the amount of the outstanding over advance per the Loan Agreement as of July 2, 2003. Neither Ciera nor CCC GlobalCom has the financial ability to pay or cause to be paid to Textron the amount demanded.

         On August 5, 2003, Textron Financial Corporation sent notice in accordance with provisions of Section 9-610 et seq. of the Uniform Commercial Code as in effect in the State of Texas to certain vendors and taxing authorities of its intent to conduct a public foreclosure sale of its Collateral under the Loan Agreement on August 18, 2003. Upon completion of this foreclosure sale, Ciera would have no operating assets. Ciera has vendor liabilities, tax liabilities and other liabilities of approximately $22,800,000 at June 30, 2003, exclusive of the $16,098,962 amount owed to Textron. Ciera does not have existing liquidity sufficient to satisfy all amounts owed. The Company is considering its options, including seeking protection under the U.S. Bankruptcy Code.

         In lieu of going through the foreclosure proceeding, we voluntarily surrendered all of the collateral securing Ciera's and CCC GlobalCom's obligations under the Loan Agreement. In consideration for our voluntarily agreeing to surrender the assets of Ciera to Textron in lieu of the foreclosure, Textron agreed to adjust all claims, disputes and causes for action that had arisen or could have arisen as to the Loan Documents and events prior to the execution of this Mutual Limited Release. According, subsequent to June 30,
2003, our assets were reduced by the amount of approximately $4,026,000, representing the transfer of all of Ciera's assets to Textron in lieu of a foreclosure, and our liabilities were reduced by approximately $15,800,000 representing the amount we owed Textron under the Loan Agreement.

ITEM 4.  Submission of Matters to Vote of Security Holders.  None.

ITEM 5.  Other Information.  None.

ITEM 6(a). Exhibits.    Exhibit 10.12 Hakim Settlement Agreement
                        Exhibit 10.13 Textron Financial Corporation Mutual
                                Limited Release
                        Exhibit 31.1 and 32.1 Certification of Chief Executive
                                Officer
                        Exhibit 31.2 and 32.2 Certification of Principal
                                Financial Officer

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

                           CCC GLOBALCOM CORPORATION


Date August 22, 2003       By  /s/ Paul E. Licata
                           --------------------------
                           Paul E. Licata
                           Chief Executive Officer and President
                           /Principal Executive Officer



Date August 22, 2003       By  /s/ Mario H. Hernandez
                           ----------------------------------
                           Mario H. Hernandez
                           Controller
                           /Principal Financial Officer