Form 10QSB
period 2003-09-30
CCC GLOBALCOM CORP
filed 2004-04-14
CIK 854164

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                          -----------------------------


                                   FORM 10-QSB
                               -------------------

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       Commission file number 033-303365-C
                       -----------------------------------


                            CCC GLOBALCOM CORPORATION
            ---------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

                   Nevada                                  36-3693936
                  ---------                              --------------
       (State or other jurisdiction of                   (I.R.S. employer
       incorporation or organization)                  Identification No.)



          1250 Wood Branch Park Drive, 4th Floor, Houston, Texas 77079
          ------------------------------------------------------------
                    (Address of principal executive offices)

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

Common Stock outstanding at March 1, 2004, 25,774,490 shares of $.001 par value Common Stock.

================================================================================

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                            CCC GLOBALCOM CORPORATION


                    For the Quarter ended September 30, 2003


       The following financial statements and schedules of the registrant are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                                                           Page of
                                                                                                         Form 10-QSB
                                                                                                         -----------
Item 1.      Financial Statements:

             Consolidated Balance Sheet - September 30, 2003 and December 31, 2002                            3

             Consolidated Statement of Operations - for the three
               and nine months ended September 30, 2003 and September 30, 2002                                4

             Consolidated Statement of Cash Flows - for the
               nine months ended September 30, 2003 and September 30, 2002                                    5

             Notes to Consolidated Financial Statements                                                       6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations           16

Item 3.      Controls and Procedures                                                                         26


                           PART II - OTHER INFORMATION
                           ---------------------------
                                                                                                            Page
                                                                                                            ----

Item 1.      Legal Proceedings                                                                               27

Item 2.      Changes in the Securities                                                                       27

Item 3.      Defaults Upon Senior Securities                                                                 27

Item 4.      Submission of Matters to Vote of Security Holders                                               27

Item 5.      Other Information                                                                               27

Item 6(a).   Exhibits                                                                                        28

Item 6(b).   Reports on Form 8-K                                                                             28

             Signatures                                                                                      28

             Certifications                                                                                  29



                                                               CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                                               Consolidated Balance Sheet

---------------------------------------------------------------------------------------------------------
                                                                        September 30,     December 31,
        Assets                                                             2003              2002
        ------                                                        -----------------------------------
Current assets:
  Cash and cash equivalents                                           $          67,799    $     212,730
  Restricted cash                                                                     -          155,532
  Accounts receivable, net                                                      143,989                -
  Inventory                                                                      14,465                -
  Prepaid expense and other current assets                                       72,253           13,948
  Net assets from discontinued operations                                       554,008        6,909,925
                                                                      -----------------------------------

        Total current assets                                                    852,514        7,292,135

Property and equipment, net                                                      12,809            3,036
Intangible assets, net                                                          479,031                -
                                                                      -----------------------------------

        Total assets                                                  $       1,344,354    $   7,295,171
                                                                      -----------------------------------

---------------------------------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Accounts payable                                                    $         260,520    $      93,992
  Accrued expenses                                                               64,270          158,473
  Accrued compensation and other                                                 19,844                -
  Deferred revenue                                                              114,521                -
  Short-term notes payable                                                      346,481                -
  Net liabilities from discontinued operations                               22,799,533       37,339,539
                                                                      -----------------------------------

        Total current liabilities                                            23,605,169       37,592,004
                                                                      -----------------------------------

Commitments and contingencies                                                         -                -

Stockholders' deficit:
  Common stock, $.001 par value, authorized 100,000,000 shares;
    issued and outstanding 25,774,490 and 37,213,918 respectively                25,775           37,214
  Additional paid-in capital                                                 10,786,763       10,684,656
  Accumulated deficit                                                       (33,073,353)     (41,018,703)
                                                                      -----------------------------------

        Total stockholders' deficit                                         (22,260,815)     (30,296,833)
                                                                      -----------------------------------

        Total liabilities and stockholders deficit                    $       1,344,354    $   7,295,171
                                                                      -----------------------------------

---------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                            3

                                                                  CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                                        Consolidated Statement of Operations

                                                     Three and Nine Months Ended September 30, 2003 and 2002
------------------------------------------------------------------------------------------------------------


                                                     Three Months Ended              Nine Months Ended
                                                         September 30,                 September 30,
                                               -------------------------------------------------------------
                                                    2003           2002             2003           2002
                                               -------------------------------------------------------------
Net sales                                      $    1,683,324    $          -   $   2,160,412   $          -

Expenses:
  Cost of services                                 (1,502,308)              -      (1,844,873)             -
  Selling, general and administrative
    expenses                                         (394,511)       (396,505)       (719,456)    (1,398,047)
  Depreciation and amortization expense               (71,853)              -         (95,804)             -
                                               -------------------------------------------------------------

        Loss from operations                         (285,348)       (396,505)       (499,721)    (1,398,047)
                                               -------------------------------------------------------------

Other income (expense):
  Interest income                                         245               -             287          6,226
  Interest expense                                     (3,214)           (484)         (3,214)          (624)
  Other, net                                                -          (5,263)              -        (28,000)
                                               -------------------------------------------------------------

                                                       (2,969)         (5,747)         (2,927)       (22,398)
                                               -------------------------------------------------------------

Loss from continuing operations
  before provision for income taxes                  (288,317)       (402,252)       (502,648)    (1,420,445)

Income taxes                                                -               -               -              -
                                               -------------------------------------------------------------

Net loss from continuing operations                  (288,317)       (402,252)       (502,648)    (1,420,445)

Loss from discontinued operations,
  net of income taxes                              (1,073,521)     (5,417,229)     (4,915,891)   (14,352,694)

Gain on disposition of discontinued
  operations, net of income taxes                  13,414,558               -      13,414,558              -
                                               -------------------------------------------------------------

Net income (loss)                                  12,052,720      (5,819,481)      7,996,019    (15,773,139)

Preferential dividend                                       -               -         (50,669)             -
                                               -------------------------------------------------------------

Net income (loss) applicable to
     common stockholders                       $   12,052,720    $ (5,819,481)  $   7,945,350   $(15,773,139)
                                               -------------------------------------------------------------

Net loss per share from continuing operations  $        (0.01)   $      (0.01)  $       (0.02)  $      (0.04)
Net income (loss) per share from
  discontinued operations                      $         0.47    $      (0.15)  $        0.28   $      (0.40)
                                               -------------------------------------------------------------

Net income (loss) per share -
  basic and diluted                            $         0.46    $      (0.16)  $        0.26   $      (0.44)
                                               -------------------------------------------------------------

Weighted average shares -
  basic and diluted                                26,461,000      36,671,000      30,804,000     35,863,000
                                               -------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               4

                                                           CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                                 Consolidated Statement of Cash Flows

                                                                      Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------

                                                                       2003               2002
                                                                 ------------------------------------
Cash flows from operating activities:
  Net income (loss)                                              $     7,996,019   $      (15,773,139)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                     1,632,070            2,866,216
     Bad debt expense                                                    446,903            1,260,767
     Stock issued for services                                            39,999              420,000
     Interest and fees added to line of credit                                 -              993,072
     Loss on sale/abandonment of fixed assets                            137,498            2,312,266
     Amortization of warrant costs                                       103,600                    -
     Gain from disposal of subsidiary                                   (183,052)                   -
     Gain from disposal of debt                                      (13,309,006)                   -
     (Increase) decrease in:
       Restricted cash                                                   107,543             (154,307)
       Accounts receivable                                             1,255,083              (22,204)
       Prepaid expenses                                                   46,649              460,651
       Other assets                                                      214,089             (122,662)
     Increase (decrease) in:
       Cash overdraft                                                     45,916                    -
       Accounts payable                                                1,549,122            8,257,170
       Accrued compensation and other                                   (356,428)             (49,532)
       Excise taxes payable                                              884,810            1,893,172
       Accrued expenses                                                 (790,220)             206,810
       Deferred revenue                                                   67,851              139,688
                                                                 ------------------------------------

        Net cash (used in) provided by operating activities             (111,554)           2,687,968
                                                                 ------------------------------------

Cash flows from investing activities:
  Proceeds from sale of subsidiary                                       170,000                    -
  Purchase of property and equipment                                     (32,086)            (130,936)
  Net cash paid in acquisition                                          (140,000)                   -
                                                                 ------------------------------------

        Net cash used in investing activities                             (2,086)            (130,936)
                                                                 ------------------------------------

Cash flows from financing activities:
  Payments on long-term debt                                            (196,969)            (212,440)
  Net increase (decrease) on line of credit                              165,678           (2,129,954)
                                                                 ------------------------------------

        Net cash used in financing activities                            (31,291)          (2,342,394)
                                                                 ------------------------------------

        Net change in cash                                              (144,931)             214,638

Cash and cash equivalents at beginning of period                         212,730              742,761
                                                                 ------------------------------------

Cash and cash equivalents at end of period                       $        67,799   $          957,399
                                                                 ------------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                       $       245,096   $           61,674
                                                                 ------------------------------------

  Income taxes                                                   $             -   $                -
                                                                 ------------------------------------


-----------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                        5


                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                         Three and Nine Months Ended September 30, 2003 and 2002
--------------------------------------------------------------------------------


1.   Organization       CCC GlobalCom  Corporation,  a Nevada  corporation ("CCC
                        GlobalCom" or the "Company"), conducts operations in the telecommunications industry. The Company provides local and long-distance communications services in the United
                        States.

2. Principles of The consolidated financial statements include the Consolidation accounts of the Company and its wholly owned subsidiaries,  Ciera Network  Systems,  Inc, (Ciera) and
                        Equalnet,  Inc.  and  Equalnet,  LLC.  (Equalnet).   All
                        significant intercompany balances and transactions have been eliminated in consolidation.

                        Operations of Ciera have been included in discontinued operations as this entity is in Chapter 7 bankruptcy. The ongoing operations of the Company are from its subsidiary Equalnet, Inc. where operating business is that of selling telephone cards.

3.   Basis of           The  accompanying   unaudited   consolidated   financial
     Presentation       statements   have  been   prepared  by  the  Company  in
                        accordance with accounting principles generally accepted
                        in the United States for interim  financial  information
                        and are in the form  prescribed  by the  Securities  and
                        Exchange  Commission in  instructions to Form 10-QSB and
                        Item 310 of  Regulation  S-B.  Accordingly,  they do not
                        include all of the information and footnotes required by
                        accounting  principles  generally accepted in the United
                        States for complete  financial  statements.  The interim
                        unaudited   financial   statements  should  be  read  in
                        conjunction   with  the  Company's   audited   financial
                        statements as of and for the year ended December 31, 2002. The unaudited financial statements include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to fairly present the financial position as of September 30, 2003 and the results of operations for the periods ended
                        September 30, 2003 and 2002. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.  Reclassifications   Certain  balances in the September 30, 2002 and December
                        31, 2002 consolidated financial statements have been reclassed to conform to the current year presentation.

5.   Stock-Based        The Company accounts for stock-based  compensation under
     Compensation       the  recognition  and  measurement   principles  of  APB
                        Opinion  No.  25,   Accounting   for  Stock   Issued  to
                        Employees, and related interpretations.  The Company has
                        adopted  SFAS  No.  123,   "Accounting  for  Stock-Based
                        Compensation". In accordance with the provisions of SFAS
                        123,  the  Company  has  elected  to  continue  to apply
                        Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans.
                        Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings would have been changed by the following:

                                            Three Months Ended               Nine Months Ended
                                               September 30,                   September 30,
                                      -------------------------------- ------------------------------
                                            2003           2002             2003          2002
                                      -------------------------------- ------------------------------

 Net income (loss), as reported       $     12,053,000  $ (5,819,000)    $  7,945,000  $  (15,773,000)

 Add:   Stock-based employee
 compensation expense included in
 reported net income, net of related
 tax effects                                         -             -                -               -

 Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax
 effects                                             -             -         (286,000)       (286,000)
                                      -------------------------------- -------------------------------

 Pro forma net income (loss)          $     12,053,000  $ (5,819,000)   $   7,659,000  $  (16,059,000)
                                      -------------------------------- -------------------------------

 Earnings per share-
    Basic and diluted - as reported   $           0.46  $      (0.16)   $        0.26  $        (0.44)
                                      -------------------------------- -------------------------------

    Basic  and diluted - pro forma    $           0.46  $      (0.16)   $        0.25  $        (0.45)
                                      -------------------------------- -------------------------------


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Loss per           The  computation  of basic  earnings  (loss)  per common
     Common             share is based on the weighted  average number of shares
     Share              outstanding  during each  quarter.  The  computation  of
                        diluted  earnings  per  common  share  is  based  on the
                        weighted average number of shares outstanding during the
                        year, plus the common stock equivalents that would arise
                        from  the   exercise  of  stock   options  and  warrants
                        outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 192,000 and 860,000 shares of common stock at a range of $1.00 to $3.75 per share were outstanding at September 30, 2003 and 2002 respectively, however, they were not included in the calculation of diluted EPS because their effect was anti-dilutive.

7.   Commitments        The  Company is in default on  substantially  all of its
     and                notes payable which are secured by substantially  all of
     Contingencies      the assets of the Company.


8.   Return of          During the nine months ended September 30, 2003, a major
     Shares and         shareholder of the Company returned 11,939,428 shares of
     Preferential       the Company's common stock to the Company.
     Dividend
                        The  major   shareholder  also  agreed  to  give  up  to
                        3,000,000  shares  of  the  Company's  common  stock  to
                        another  significant  shareholder as  reimbursement  for
                        shares  given  to  certain  other  shareholders  who had
                        purchased  shares  of  the  Company's  common  stock  in
                        previous   periods.    As   of   September   30,   2003,
                        approximately 1,815,000 shares had been distributed. The transaction was treated as a preferential dividend.

9.   Discontinued       In July 2003, one of the creditors of Ciera forclosed on
     Operations         all of the assets of the Company,  causing the local and
                        long-distance service operations to cease. At that time, management determined to discontinue the operations of Ciera. Ciera is in Chapter 7 bankruptcy.


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Discontinued       As of September 30, 2003 and  December  31,  2002 assets
     Operations         from  discontinued  operations of  Ciera  consist of the
     Continued          following:

                                         September 30,       December 31,
                                      ---------------------------------------
                                             2003                2002
                                      ---------------------------------------

 Restricted cash                       $          132,852 $          233,606
 Accounts receivable, net                               -          3,008,240

 Prepaid expenses                                  28,675            120,577
 Property & equipment, net                        392,481          2,290,789
 Intangible assets, net                                 -          1,042,624
 Other assets                                           -            214,089
                                      ---------------------------------------

 Assets from discontinued
   operations                          $          554,008 $        6,909,925
                                      ---------------------------------------

                        As  of   September   30,  2003  and  December  31,  2002
                        liabilities from discontinued operations consist of the following:

                                         September 30,       December 31,
                                      ---------------------------------------
                                             2003                2002
                                      ---------------------------------------

 Cash overdraft                        $           45,916 $                -
 Accounts payable                              15,719,152         14,336,558
 Accrued compensation                              19,412            395,684

 Excise taxes payable                           3,342,506          2,457,696
 Other accrued expenses                         1,706,383          1,969,385
 Line of credit                                         -          2,762,609
 Deferred income                                        -            183,843
 Notes payable                                  1,966,164         15,233,764
                                      ---------------------------------------

 Liabilities from discontinued
   operations                          $       22,799,533 $       37,339,539
                                      ---------------------------------------

                        The prepetition assets and liabilities total $554,008 and $22,799,533, respectively at September 30, 2003.


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Discontinued       Condensed  discontinued operations  for the three months
     Operations         and nine months ended September 30, 2003 and 2002 are as
     Continued           follows:

                                          Three Months Ended                Nine Months Ended
                                            September 30,                     September 30,
                                   --------------------------------- --------------------------------
                                         2003            2002             2003           2002
                                   --------------------------------- --------------------------------
Revenue                              $        35,195  $    6,836,281   $    8,820,237  $   21,207,222
Costs and expenses                         1,108,716      12,253,510       13,736,128      35,559,916
                                   --------------------------------- --------------------------------

Net loss before income taxes              (1,073,521)     (5,417,229)      (4,915,891)    (14,352,694)

Income taxes                                       -               -                -               -
                                   --------------------------------- --------------------------------

Loss from discontinued operations    $    (1,073,521) $   (5,417,229)   $  (4,915,891)  $ (14,352,694)
                                   --------------------------------- --------------------------------

                        The gain on disposition of discontinued operations of $13,414,558 resulted primarily from reduction of debt and disposal of assets upon execution of a Mutual Limited Release with the Company's main secured creditor and the voluntary surrender of the assets securing the debt.

10.  Supplemental       During  the  nine months  ended  September 30, 2003, the
     Disclosure of      Company:
     Cash Flow
     Information             o Had  11,939,428  shares of the  Company's  common
                               stock returned by a major shareholder causing an increase in additional paid-in-capital and a decrease in common stock of $11,939.

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

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Supplemental            o The Company  sold it's  interest in  GlobalTel in
     Disclosure of             exchange   for  cash  of  $170,000   and  a  note
     Cash Flow                 receivable  of $20,000  included on the Company's
     Information               balance sheet under the caption  other assets.
     Continued
                             o Acquired   certain   assets  of   Tele-Direct  as
                               follows:

                           Customer base                        $       574,835
                           Furniture and equipment                       10,700
                           Inventory                                     14,465
                           Note payable                                (200,000)
                           Advance from line of credit                 (260,000)
                                                               -----------------

                           Net cash paid in acquisition         $       140,000
                                                               -----------------

                        During  the nine months  ended  September  30, 2002, the
                        Company:

                             o Satisfied   payables   with   common   stock  for
                               $442,496.

                             o Issued   common   stock   to  an   employee   for
                               compensation totaling $371,200.

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

                             o Satisfied a carrier  payable with the transfer of
                               customer base for $100,000

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Bankruptcy of      On August 28,  2003  Ciera  filed for  protection  under
     Subsidiary         Chapter 7 of the U.S.  Bankruptcy Code. Upon liquidation
                        of the remaining assets, the Chapter 7 Trustee will negotiate all claims with creditors.

                        The   following   represents   the  total   assets   and
                        liabilities in the Chapter 7 case as of September 30, 2003:

 Assets:
      Restricted cash                                      $        132,852
      Prepaid expenses                                               28,675
                                                          ------------------

          Total assets                                     $        161,527
                                                          ------------------

 Liabilities:
      Cash overdraft                                       $         45,916
      Accounts payable                                           15,722,779
      Inter-company payable                                       2,715,827
      Accrued compensation and other                                 19,412
      Accrued excise taxes                                        3,342,506
      Other accrued expenses                                      1,706,383
      Notes payable                                               1,966,164
                                                          ------------------

          Total liabilities                                $     25,518,987
                                                          ------------------

12.  Revenue            Revenues are derived  primarily  from sales of local and
     Recognition        long-distance  telephone  services  to  residential  and
                        commercial customers, prepaid calling cards, and prepaid
                        cellular   cards.   Revenues  for  sales  of  local  and
                        long-distance  telephone  services  to  residential  and
                        commercial  customers  and  prepaid  calling  cards  are
                        recognized  as services are  provided to customers  that
                        have entered into binding  agreements  with a price that
                        is  fixed  and   determinable  and  when  collection  is
                        reasonably assured. Deferred revenues arise primarily from pre-billing for local telephone services. These amounts are recognized over the period for which the services are provided.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



12.  Revenue            Revenues for prepaid  cellular  cards are  recognized at
     Recognition        the time of the sale of the card  since the  Company  is
     Continued          acting as a pass-through  agent for the cellular carrier
                        and has no further obligation after the sale is made. At the time of the sale of the prepaid cellular card, the Company has provided its service, a binding agreement has been entered into, a price is fixed and determinable and collection is reasonably assured.

13.  Going              The accompanying  consolidated financial statements have
     Concern            been  prepared  assuming the Company will  continue as a
                        going  concern.   However,   the  Company  has  incurred
                        significant  recurring net losses, has a working capital
                        deficit,   and  has  a  stockholders'   deficit.   These
                        conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has discontinued its local and long-distance services and Ciera, the subsidiary that provided those services is in bankruptcy. Subsequent to the end of the quarter, management discontinued all remaining operations of the Company and the remaining operating subsidiary filed for bankruptcy.

                        The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

14.  Subsequent         During   December   2003   management    determined   to
     Events             discontinue  the operations of the subsidiary  Equalnet,
                        Inc.  On January 4, 2004  Equalnet  filed for Chapter 11
                        Bankruptcy. On February 18, 2004 Textron foreclosed on all of the assets of Equalnet. On February 25, 2004 the bankruptcy was dismissed with the secured creditor taking all of the assets of Equalnet.


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Recent             In November  2002, the EITF reached a consensus on Issue
     Accounting         No.   00-21,    Revenue   Arrangements   with   Multiple
     Pronounce-         Deliverables.  EITF Issue No. 00-21 provides guidance on
     ments              how to account for certain arrangements that involve the
                        delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF
                        Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on consolidated operating results or financial condition of the Company.

                        In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of
                        Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

                        In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Recent             In May 2003,  the FASB issued SFAS 150,  Accounting  for
     Accounting         Certain Financial  Instruments with  Characteristics  of
     Pronounce-         Both  Liabilities  and Equity.  SFAS 150  clarifies  the
     ments              accounting  for  certain   financial   instruments  with
     Continued          characteristics  of  both  liabilities  and  equity  and
                        requires  that  those   instruments   be  classified  as
                        liabilities   in  statements   of  financial   position.
                        Previously,  many of those  financial  instruments  were
                        classified   as  equity.   SFAS  150  is  effective  for
                        financial instruments entered into or modified after May
                        31, 2003 and  otherwise is effective at the beginning of
                        the first interim period  beginning after June 15, 2003.
                        On  November  7,  2003,  FASB Staff  Position  150-3 was
                        issued,  which indefinitely  deferred the effective date
                        of   SFAS   150   for   certain   mandatory   redeemable
                        non-controlling  interests. As the Company does not have
                        any of these financial instruments, the adoption of SFAS
                        150  did  not  have   any   impact   on  the   Company's
                        consolidated financial statements.

                        In December 2003, the Securities and Exchange Commission
                        (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's
                        consolidated   results  of   operations   or   financial
                        condition.



--------------------------------------------------------------------------------
                                                                              15


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         CCC GlobalCom Corporation has been an Integrated Communications Provider (ICP) that has provided a range of communication services to both U.S. and international residential and business customers. We were primarily a switch-based company, which means we used a strategic deployment of network switches to provide communication services to our long-distance customers. We also purchased local telephone communication services from Incumbent Local Exchange Carriers (ILECs) on a wholesale basis. In most cases, these other providers from which we purchased services, were transparent to our customers. The use of our own switches reduced our overall service costs. Our core business has been communication services and communications products, which includes long-distance voice and data, local service, long-distance debit cards, and prepaid cellular cards.

         During the past nine months, the Company has ceased operating as a provider of long-distance voice and data and local service. Financial constraints caused by negative cash flows, decreasing revenues and an inability to pay vendors, creditors and taxes has required the Company to file for Chapter 7 Bankruptcy protection for its Ciera Network Systems, Inc. (Ciera) operating subsidiary (see more detailed information under the section headed "Textron Loan Matters/Ciera Network Systems, Inc.". At the end of the third quarter 2003, the Company continued to operate it's EqualNet, Inc. operating subsidiary concentrating on the selling of long-distance debit cards and prepaid cellular calling cards; however, in January 2004, Equalnet also filed for Chapter 11 Bankruptcy. Due to these bankruptcies, as of the date of this filing the Company does not have any continuing operations.

         The Company has decided to discontinue operations of Ciera Network Systems, Inc. subsidiary because of continuing losses and Textron Financial Corporation's foreclosure of Ciera's assets. Management has no intention of reentering the long-distance voice and data and local service markets.

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

         We have had operating losses for every quarter since we began operations in June 2000. The auditors' opinion on our consolidated financial statements as of December 31, 2002, calls attention to substantial doubts about our ability to continue as a going concern. This means that they question whether we can continue in business. We have experienced difficulty in paying our vendors, lenders, and taxing authorities on time in the past, and continue to experience this difficulty currently. If we are unable to pay our vendors, lenders, taxes, and taxing authorities on time, they may stop providing critical services or repossess critical equipment that we need to stay in business.

Textron Loan Matters/Ciera Network Systems, Inc.

         We have conducted operations primarily through our subsidiaries. Most of our operations have been conducted through our subsidiary, Ciera Network Systems, Inc. ("Ciera"). On December 31, 2002, we signed an Amended and Restated Loan Agreement ("Loan Agreement") with Textron Financial Corporation
("Textron"), as successor to RFC Financial Corporation that provided for a revolving line of credit.

         Under the Loan Agreement, Textron has a security interest in and lien on Ciera Network Systems, Inc. assets, including inventory, accounts receivable, intangibles, equipment, furniture and fixtures, trade names and marks, intellectual property, customer base, deposit accounts, and insurance proceeds.

         Under the Loan Agreement the principal amount of the revolving line of credit was not to exceed the lesser of (a) $6,000,000 or (b) the Availability Formula. We borrowed in excess of the full amount available under the Availability Formula. In addition, we were able to refinance $14,000,000 of the line of credit to term notes. The notes have a number of loan covenants, one of which requires the Company to pay all required federal and state taxes in a timely manner. The Company has remained delinquent in the payment of federal and state excise taxes.

         At June 30, 2003, Ciera owed $16,098,962, to Textron Financial Corporation pursuant to the Amended and Restated Loan Agreement (the "Loan Agreement").

         On July 2, 2003, we received a notice of an Event of Default under the Loan Agreement from Textron. Textron demanded that Ciera immediately pay or cause to be paid to Textron the sum of $1,214,222, which was the amount of the outstanding over advance per the Loan Agreement as of July 2, 2003. Neither Ciera nor CCC GlobalCom had the financial ability to pay or cause to be paid to Textron the amount demanded. To facilitate the impending foreclosure action to be taken by Textron Financial Corporation and with the approval of Textron Financial Corporation, on July 3, 2003, Ciera Network Systems, Inc. signed a management services agreement with New Access Communications giving New Access Communications complete control of the existing Ciera customer base. New Access Communications was to provide all telecommunications services to the customers and also commenced billing and collecting from the customers. Ciera layed off the majority of its workforce upon signing the management services agreement with New Access Communications.

         On August 5, 2003, Textron Financial Corporation sent notice in accordance with provisions of Section 9-610 et seq. of the Uniform Commercial Code as in effect in the State of Texas to certain vendors and taxing authorities of its intent to conduct a public foreclosure sale of its Collateral under the Loan Agreement on August 18, 2003. Upon completion of this foreclosure sale, Ciera would have no operating assets. Ciera had vendor liabilities, tax liabilities and other liabilities of approximately $22,800,000 at June 30, 2003, exclusive of the $16,098,962 amount owed to Textron. Ciera does not have existing liquidity sufficient to satisfy all amounts owed.

         In lieu of going through the foreclosure proceeding, the Company voluntarily surrendered all of the collateral securing Ciera's and CCC GlobalCom's obligations under the Loan Agreement. In consideration for our voluntarily agreeing to surrender the assets of Ciera to Textron in lieu of the foreclosure, Textron agreed to adjust all claims, disputes and causes for action that had arisen or could have arisen as to the Loan Documents and events prior to the execution of this Mutual Limited Release. Upon execution of the Mutual Limited Release with Textron Financial, the Company's assets were reduced by the amount of approximately $2,611,000, representing the transfer of all of Ciera's assets to Textron in lieu of a foreclosure, and our liabilities were reduced by approximately $15,920,000 representing the amount we owed Textron under the Loan Agreement and unearned revenue. The Company has recorded a net gain of approximately $13,309,000 for the forgiveness of the Textron Financial debt and the foreclosure of certain Ciera Network Systems, Inc.'s assets. Financial results and remaining assets and liabilities related to Ciera Network Systems, Inc. are presented as Discontinued Operations in the Company financial results for the period ended September 30, 2003. Prior year results have been restated for Discontinued Operations for comparative purposes.

         On August 28, 2003, subsequent to executing the Mutual Limited Release with Textron Financial Corporation, Ciera Network Systems, Inc. filed for Chapter 7 bankruptcy protection in the U.S. Bankruptcy Court of the Southern District of Texas (Houston). All employees of Ciera Network Systems, Inc. were terminated and Ciera is no longer an operating entity. The Company remains under Chapter 7 bankruptcy protection.

         The Company, through it's EqualNet, Inc. subsidiary, has remained liable for $260,000 payable to Textron related to the acquisition of certain assets of Tele-Direct Inc., which is further described below.

Restructuring

         Since December 31, 2002, we have taken significant restructuring steps to reduce our expenses, eliminate debt and restructure our size applicable to our remaining business. Since December 31, 2002, the Company and its Ciera subsidiary have reduced the number of employees by 92% to seven employees. We have closed the Chairman's office at 16350 Park Ten Place, Houston, Texas and we have moved to significantly smaller facilities with significantly lower rent expense at 1250 Wood Branch Park Drive, Houston, Texas. However, these restructuring steps do not ensure that we will continue as a going concern.

Business Plan

         At September 30, 2003, we determined that our best chance of success as a telecommunications company was to engage in the business of selling long-distance debit cards and prepaid cellular cards. On May 30, 2003, our,
EqualNet,   Inc.  subsidiary  acquired  certain  assets  of  Tele-Direct,   Inc.
(Tele-Direct) an affiliate of Telefyne, Inc. The assets purchased included various fixed assets, inventory, contracts, and other tangible and intangible assets related to Tele-Direct's business of reselling common carrier telecommunications, including both domestic and international services and cellular services. The purchase price of $400,000 was paid with available cash of $140,000 and loan proceeds from Textron Financial Corporation of $260,000. The Company was to also pay to Telefyne a percentage of a certain customer's collected revenues for a specific period of time. Subsequent to the acquisition date, the Company and Telefyne, Inc. negotiated a fixed amount of $200,000 in place of a percentage of a certain customer's collected revenues.

         As a result of the Tele-Direct acquisition, we entered the debit card and prepaid cellular card business with a distribution channel of over 2,500 convenience stores throughout the U.S. Purchases of telecommunications services were from Telefyne, Inc. including i) network services, ii) switching services,
iii) use of software required to make, track, and manage calls, iv) Point of Sale (POS) equipment and software, and v) provision of technical and management personnel to ensure that calls are carried and terminated with quality of no less than industry standards. We gained eighteen sales and administrative personnel with the purchase of Telefyne assets.

         Inasmuch as we terminated Ciera's operations pursuant to the transfer of Ciera's assets to Textron, we focused our efforts on the business that we entered as the result of our purchase of certain assets of Tele-Direct.

         We were in an extremely difficult financial position. We were in a turn-around and workout mode. We continued to reduce operating expenses while attempting to generate revenues from the debit card and prepaid cellular card business. We attempted to get to a breakeven cash flow position through the significant overhead cost reductions and the cash flow generated from the new prepaid calling and prepaid cellular card business. We attempted to raise additional capital through equity or debt placements to expand its business.

         Subsequent to September 30, 2003, the Company's operating subsidiary, EqualNet, Inc., discontinued operations because of EqualNet's inability to service its vendor and creditor debt. EqualNet filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District (Houston) on January 4, 2004. The bankruptcy court has since dismissed the bankruptcy petition and Textron Financial Corporation has foreclosed on EqualNet's assets. Management has no intention of reentering the long-distance debit card and prepaid cellular card market.

Management Changes

         During the quarter ended June 30, 2003, Doug Morris and Garry Bolinder were elected to serve as Directors of the Company to fill vacant Directors' positions. In addition, during the quarter ended June 30, 2003, Z. A. Hakim, Ray Klentzman and Dr. Charles Wisdom resigned their positions as Directors of the Company. In addition, Z.A. Hakim resigned as an officer of the Company. The Company and Mr. Hakim mutually agreed to terminate Mr. Hakim's employment agreement dated February 16, 2001. During the third quarter, Gilbert Gertner and James Rash also resigned their positions as Directors of the Company.

Other Matters

         During the nine months ended September 30, 2003, one of our major shareholders returned to us for cancellation 11,939,428 of his shares of our common stock. This shareholder also agreed to give up to an additional 3,000,000 of his shares of our common stock to another significant shareholder as reimbursement of shares given to certain other shareholders who had purchased shares of the Company's common stock in previous periods. As of September 30, 2003, approximately 2,413,000 shares had been distributed. The distribution of shares was treated as a preferential dividend.

         During the nine months ended September 30, 2003, the Company paid consulting fees and expenses to a board member totaling $74,905.

Going Concern

         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of September 30, 2003. Additionally, we have had recurring negative cash flows from operations. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we cannot assure you that we can raise the money necessary to fund future operations.

Our History of Operating Losses and Deficiencies in Cash Flows

         We have incurred operating losses and deficiencies in operating cash flows in each year since our inception and expect our losses to continue through December 31, 2003. Our operating losses were $15,831,916, $17,881,001 and $1,816,901 for the years ended December 31, 2002, 2001 and 2000, respectively. We had an operating loss of $502,648 before accounting for discontinued operations for the nine months ended 2003 and a working capital deficit of $507,130 excluding assets and liabilities of discontinued operations at September 30, 2003. The working capital deficit inclusive of discontinued operations assets and liabilities is $22,752,655 at September 30, 2003.

Results of Operations

Three Months Ended September 30, 2003 Compared To September 30, 2002

         NET SALES. Revenues primarily consist of billings for long-distance debit cards and prepaid cellular cards from the Tele-Direct business acquired on May 30, 2003. Revenues for the three months ended September 30, 2003 and 2002 were $1,683,324 and $0, respectively. Because of Ciera Network Systems, Inc.'s chapter 7 bankruptcy filing on August 28, 2003, the Company's Net Sales from Ciera's operations are reported as Discontinued Operations. COST OF SERVICES. Cost of services includes direct costs for long-distance debit cards and prepaid cellular cards from the Tele-Direct business acquired on May 30, 2003. Cost of services for long-distance debit cards and prepaid cellular cards include the cost of common carrier, prepaid cellular cards, shipping, and miscellaneous costs incurred to provide service. Cost of services for the three months ended September 30, 2003 and 2002 were $1,502,308 and $0, respectively. As previously disclosed cost of sales for Ciera's operations for the three months ended September 30, 2003 and 2002, respectively, are reported as Discontinued Operations. Gross margin for the three months ended September 30, 2003 was approximately 11%.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide sales, billing and collection of all services, support services for subscribers, cost of the information systems, commissions and salaries of the personnel to support our operations. SG&A expenses for quarters ended September 30, 2003 and 2002, were $394,511 and $396,505, respectively. SG&A expenses related to the Ciera Network Systems, Inc. business are reported as part of Discontinued Operations.

         DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense for the quarter ended June 30, 2003, was $71,853. The amount reflects the amortization of the intangible associated with the acquisition of the Tele-Direct business.

         OTHER INCOME (EXPENSE). For the three months ended September 30, 2003, other income/(expense) was ($2,969). For the three months ended September 30, 2003, other income/(expense) consists of approximately ($3,214) of interest expense offset by $245 of interest income.

         LOSS FROM DISCONTINUED OPERATIONS: Loss from Discontinued Operations for the three months ended September 30, 2003 and 2002, were $1,073,521 and $5, 417,229, respectively. The reduction in loss for the three months ended September 30, 2003 compared to the prior year is the result of Ciera Network Systems ceasing business operations on June 30, 2003. The loss for the third quarter 2003, is primarily attributable to operating expenses incurred during the wind-down of the Ciera Network Business after the transfer of the customer base to New Access Communications on July 3, 2003.

         GAIN ON DISPOSITION OF DISCONTINUED OPERATIONS: Gain on Disposition of Discontinued Operations for the three months ended September 30, 2003 was $13,414,558. The net gain consists of a net gain on the forgiveness of the Textron Financial debt and the foreclosure of certain Ciera Network Systems, Inc.'s assets of $13,309,006, gain on the sale of our interest in GlobalTel of $183,052, and a loss on the disposal of fixed assets of $77,500.

Nine Months Ended September 30, 2003 Compared To September 30, 2002

         NET SALES. Revenues primarily consist of billings for long-distance debit cards and prepaid cellular cards from the Tele-Direct business acquired on May 30, 2003. Revenues for the nine months ended September 30, 2003 and 2002, were $2,160,412 and $0, respectively. Because of Ciera Network Systems, Inc.'s chapter 7 bankruptcy filing on August 28, 2003, the Company's Net Sales from Ciera's operations are reported as Discontinued Operations.

         COST  OF  SERVICES.   Cost  of  services   includes  direct  costs  for
long-distance debit cards and prepaid cellular cards from the Tele-Direct business acquired on May 30, 2003.. Cost of services for long-distance debit cards and prepaid cellular cards include the cost of common carrier, prepaid cellular cards, shipping, and miscellaneous costs incurred to provide service. Cost of services for the nine months ended September 30, 2003 and 2002, were $1,844,873 and $0, respectively. As previously disclosed, cost of sales for the three months ended September 30, 2003, are reported as Discontinued Operations. Gross margin for the nine months ended September 30, 2003, was approximately 15%.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide sales, billing and collection of all services, support services for subscribers, cost of the information systems, commissions and salaries of the personnel to support our operations. SG&A expenses for the nine months ended September 30, 2003 and 2002 were $719,456 and $1,398,047, respectively. SG&A expenses related to the Ciera Network Systems, Inc. business are reported as part of Discontinued Operations.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the nine months ended September 30, 2003, was $95,804. The amount reflects the amortization of the intangible associated with the acquisition of the Tele-Direct business.

         OTHER INCOME (EXPENSE). For the nine months ended September 30, 2003, other income/(expense) was ($2,927). For the nine months ended September 30, 2003, other income/(expense) consists of approximately ($3,214) of interest expense offset by $287 of interest income.

         LOSS FROM DISCONTINUED OPERATIONS: Loss from Discontinued Operations for the nine months ended September 30, 2003 and 2002, were $4,915,891 and $14,352,694, respectively. The reduction in loss for the nine months ended September 30, 2003 compared to the prior year is the result of Ciera Network Systems ceasing business operations on June 30, 2003.

         GAIN ON DISPOSITION OF DISCONTINUED OPERATIONS: Gain on Disposition of Discontinued Operations for the nine months ended September 30, 2003 was $13,414,558. The net gain consists of a net gain on the forgiveness of the Textron Financial debt and the foreclosure of certain Ciera Network Systems, Inc.'s assets of $13,309,006, gain on the sale of our interest in GlobalTel of $183,052, and a loss on the disposal of fixed assets of $77,500.

Liquidity and Capital Resources

         During the nine months ended September 30, 2003, we had negative cash flow from operations of approximately $112,000. The amount of cash used is a result of losses from continuing and discontinued operations incurred during the period offset by the timing of cash receipts from our customers and the extension of monies owed to our vendors and excise taxes payable. We have historically operated with negative cash flows and have funded those losses and deficits through the issuance of debt, the completion of private equity placements, and delaying payments to vendors.

         During the nine months ended September 30, 2003, the Company acquired approximately $32,000 in equipment that was not financed through capital lease or financing arrangements. Additional cash outflows included payments of approximately $197,000 towards our capital lease obligations and notes payable and $140,000 cash paid in the Tele-Direct asset purchase.

         Altogether, our net operating, investing and financing activities during the year used approximately $145,000 in cash. Our working capital deficit at September 30, 2003 was $507,130 excluding assets and liabilities of discontinued operations at September 30, 2003. The working capital deficit inclusive of discontinued operations assets and liabilities is $22,752,655 at September 30, 2003.

         Our current liabilities include a total of approximately $260,000 owed to various vendors. Our current liabilities include $22,799,533 of net liabilities from discontinued operations. Ciera filed for chapter 7 bankruptcy protection on August 28, 2003. We currently do not have sufficient cash to bring our vendors back to current terms.

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

         Since we have produced losses from operations during 2002 and for the nine months ended September 30, 2003, we will most likely need to achieve positive cash flow in order to obtain any significant amounts of debt funding to meet our capital expenditure and working capital needs. As such, we will need to complete additional private placements in order to raise the funds needed. Although capital markets have been difficult, we have shown an ability to raise funds. In May 2001, we raised, net of issuance costs, $2,331,706 through a private placement memorandum. Although we have been successful in raising funds in the past, there are no assurances that we will be able to continue to do so.

Liquidity Assessment

         The Company's assets have been reduced by the amount of approximately $2,611,000, representing the transfer of all of Ciera's assets to Textron in lieu of a foreclosure, and our liabilities were reduced by approximately $15,920,000, representing the amount we owed Textron under the Loan Agreement.

         We estimate our capital expenditures to be approximately $40,000 for 2003. We will also be required to fund our operating losses and working capital. We have negative working capital of approximately $22,753,000. We have negative working capital of $507,130, exclusive of discontinued operations.

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

Inflation

         Inflation continues to apply modest, upward pressure on the cost of services provided to CCC GlobalCom.

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

         We Have a History of Operating Losses, and We May Not Be Profitable in the Future. We have incurred significant operating and net losses in the past and expect to continue to incur losses. For the year ended December 31, 2001, the Company had a net loss of $18,790,367. For the year ended December 31, 2002, CCC GlobalCom had a net loss of $19,710,961. For the nine months ended September 30, 2003, the Company had a net loss from continuing operations of $502,648. We cannot assure that our revenues will grow or that we will achieve profitability in the future. If we continue to generate losses without obtaining additional funding, our ability to pursue our business strategy may be restricted.

         Limited Assets and Working Capital Deficit. As of September 30, 2003, we had, on a consolidated basis, total assets of approximately $1,344,000 and on a continuing operations basis, total assets of approximately $790,000 and a working capital deficit on a consolidated basis of approximately $22,753,000 and a working capital deficit on a continuing operations basis of approximately $507,000. The Company's consolidated assets and liabilities have been reduced approximately $2,611,000 and $15,920,000, respectively, for the transfer of Ciera's assets to Textron Financial Corporation in lieu of a foreclosure and the forgiveness of debt to Textron under the Loan Agreement. There can be no assurance that we will realize positive cash flow from operations in the foreseeable future. With limited assets and working capital deficit, we may continue to experience difficulty in paying our vendors, lenders, and taxing authorities.

         Additional Capital Required. Our business plan provides that we will attempt to complete additional acquisitions. We believe that we will be required to raise additional capital in order to fund our business plan during the next 24 months. There can be no assurance that additional financing would be available to us or, if available, that it could be obtained on acceptable terms. We have financed our operations almost exclusively through the private sales of securities, debt and by delaying payments to vendors. Since we are losing money, we must raise the money we need to continue operations either by selling more securities or borrowing money. If we are not able to raise additional money we will not be able to implement our strategy for the future, and we will either have to scale back our operations or shut down all of our operations.

         Limited Operating History. We have provided voice and data services through the use of the networks of other communication providers. We have been operating in the telecommunications business through our wholly-owned subsidiary, Ciera, for approximately three years. We had limited assets, limited revenues and limited customers. After the settlement with Textron Financial for Ciera's assets, including Ciera's customer base, the Company as of September 30, 2003 was engaged only in the business of selling long-distance debit cards and prepaid cellular cards through Equalnet, Inc. However, in January 2004, Equalnet also filed for Chapter 11 Bankruptcy. Due to these bankruptcies, as of the date of this filing the Company does not have any continuing operations There can be no assurance that we will ever operate profitably. In order to generate revenues, we must acquire other companies/businesses. There can be no assurance that we can fund the acquisitions, that we can complete the acquisitions or that the acquired businesses will operate at a profit. As a result of our limited operating history, we have limited operating and financial data on which we can predict our future performance and base our investment decisions;.

         Our Failure to Integrate Successfully Other Businesses We Acquire May Raise Our Costs and Reduce Our Revenue. As part of our business strategy, we seek to expand through investments in or the acquisition of other businesses. Although we regularly engage in discussions relating to potential acquisitions, we are unable to predict whether any acquisitions will actually occur. If we acquire companies or other assets as part of our expansion plan we will be subject to the risks generally associated with acquisitions. Our ability to complete acquisitions will depend, in part, on our ability to finance the acquisitions (including the costs of acquisition and integration). Our ability may be constrained by our cash flow, the level of our indebtedness at the time, restrictive covenants in the agreements governing our indebtedness, conditions in the securities markets and other factors, some of which are not within our control. If we finance one or more acquisitions with the proceeds of indebtedness, our interest expense and debt service requirements could increase materially. Furthermore, if we use our common stock as consideration for acquisitions, our stockholders would experience dilution of their ownership interests represented by their shares of common stock. The financial impact of acquisitions could materially affect our business and could cause substantial fluctuations in our quarterly and yearly operating results.

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

         Accounts Receivable. A considerable amount of judgment is required in assessing the ultimate realization of our accounts receivable. We evaluate the collectability of our accounts receivable based on a combination of factors. We recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

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

         In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or the financial condition of the Company.

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an
Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN
46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

         In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

         In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.

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

         As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES. On July 2, 2003, we received a notice of an Event to Default under the Loan Agreement from Textron. Textron demanded that Ciera immediately pay or cause to be paid to Textron the sum of $1,214,222, which was the amount of the outstanding over advance per the Loan Agreement as of July 2, 2003. Neither Ciera nor CCC GlobalCom has the financial ability to pay or cause to be paid to Textron the amount demanded. To facilitate the impending foreclosure action to be taken by Textron Financial Corporation and with the approval of Textron Financial Corporation, on July 3, 2003, Ciera Network Systems, Inc. signed a management services agreement with New Access Communications giving New Access Communications complete control of the existing Ciera customer base. New Access Communications was to provide all telecommunications services to the customers and also commenced billing and collecting from the customers. Ciera layed off the majority of its workforce upon signing the management services agreement with New Access Communications.

         On August 5, 2003, Textron Financial Corporation sent notice in accordance with provisions of Section 9-610 et seq. of the Uniform Commercial Code as in effect in the State of Texas to certain vendors and taxing authorities of its intent to conduct a public foreclosure sale of its Collateral under the Loan Agreement on August 18, 2003. Upon completion of this foreclosure sale, Ciera would have no operating assets. Ciera had vendor liabilities, tax liabilities and other liabilities of approximately $22,800,000 at September 30, 2003, exclusive of amounts owed to Textron at that time. Ciera does not have existing liquidity sufficient to satisfy all amounts owed.

         In lieu of going through the foreclosure proceeding, the Company voluntarily surrendered all of the collateral securing Ciera's and CCC GlobalCom's obligations under the Loan Agreement. In consideration for our voluntarily agreeing to surrender the assets of Ciera to Textron in lieu of the foreclosure, Textron agreed to adjust all claims, disputes and causes for action that had arisen or could have arisen as to the Loan Documents and events prior to the execution of this Mutual Limited Release. Upon execution of the Mutual Limited Release with Textron Financial, the Company's assets were reduced by the amount of approximately $2,611,000, representing the transfer of all of Ciera's assets to Textron in lieu of a foreclosure, and our liabilities were reduced by approximately $15,920,000 representing the amount we owed Textron under the Loan Agreement and unearned revenue. The Company has recorded a net gain of
$13,309,006 for the forgiveness of the Textron Financial debt and the foreclosure of certain Ciera Network Systems, Inc.'s assets. Financial results and remaining assets and liabilities related to Ciera Network Systems, Inc. are presented as Discontinued Operations in the Company financial results for the period ended September 30, 2003. Prior year results have been restated for Discontinued Operations for comparative purposes.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.  None.

ITEM 5. OTHER INFORMATION.  None.

ITEM 6(A). EXHIBITS.

                 Exhibit 31.1 Certification of Chief Executive Officer
                   and Principal Financial Officer
                 Exhibit 32.1 Certification of Chief Executive Officer
                   and Principal Financial Officer

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

                           CCC GLOBALCOM CORPORATION


Date April 14, 2004        By  /s/ Paul E. Licata
                           --------------------------
                           Paul E. Licata
                           Chief Executive Officer, President and
                           Chief Financial Officer
                           /Principal Executive Officer