Form 10KSB
period 2003-12-31
CCC GLOBALCOM CORP
filed 2004-04-14
CIK 854164

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number 033-30365C

                                   -----------

                            CCC GLOBALCOM CORPORATION
           (Name of Small Business Issuer as specified in its charter)

             Nevada                                 36-3693936
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                     1250 Wood Branch Park Drive, 4th Floor
                                 Houston, Texas
                                      77079
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (281) 759-5535

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

                                   -----------

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |X| No |_|

         The Issuer's revenues for the fiscal year ended December 31, 2003 were $0.

         As of April 14, 2004, 32,774,490 shares of the Issuer's common stock were issued and outstanding of which 19,709,213 were held by nonaffiliates. As of December 31, 2003, the aggregate market value of shares held by nonaffiliates (based upon the average of the closing ask and bid prices reported on the Pink Sheets of $0.03) was approximately $591,276.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains certain statements, such as statements regarding CCC GlobalCom Corporation's ("CCC GlobalCom's") future plans, that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" with regard to certain statements contained under "Business" concerning our future business plans.

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

         Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements; factors that could cause actual results to differ materially include, but are not limited to:

         o    the filing of bankruptcy by our operating subsidiaries;

         o    the Company has discontinued its operating activities;

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

                                TABLE OF CONTENTS


ITEM 1.    DESCRIPTION OF BUSINESS..........................................
           GENERAL..........................................................
           ACQUISITIONS.....................................................
           DIVESTITURES.....................................................
ITEM 2.    PROPERTIES.......................................................
ITEM 3.    LEGAL PROCEEDINGS................................................
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SECURITY HOLDER MATTERS..........................................
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION.......
           GENERAL..........................................................
           RESULTS OF OPERATIONS............................................
           LIQUIDITY AND CAPITAL RESOURCES..................................
           LIQUIDITY ASSESSMENT.............................................
           INFLATION........................................................
           FORWARD OUTLOOK AND RISKS........................................
           CRITICAL ACCOUNTING POLICIES.....................................
           NEW ACCOUNTING PRONOUNCEMENTS....................................
           CERTAIN RELATED PARTY TRANSACTIONS...............................
ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................
ITEM 8.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................
ITEM 8(a). CONTROLS AND PROCEDURES..........................................

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.......
ITEM 10.   EXECUTIVE COMPENSATION...........................................
           COMPENSATION SUMMARY.............................................
           OPTIONS/SAR GRANTS IN LAST FISCAL YEAR...........................
           AGGREGATE OPTION EXERCISES AND NUMBER/VALUE OF UNEXERCISED
           OPTIONS..........................................................
           COMPENSATION OF DIRECTORS........................................
           EMPLOYMENT AGREEMENTS............................................
           2001 STOCK INCENTIVE PLAN........................................
           LONG-TERM INCENTIVE PLAN AWARDS..................................
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.............
           EMPLOYMENT AGREEMENTS-CCC GLOBALCOM OFFICERS.....................
           STOCK BONUS TO OFFICERS..........................................
           CONSULTING AGREEMENT WITH SHAREHOLDER............................
           STOCK GRANTS FOR SERVICES PROVIDED BY SHAREHOLDERS...............
ITEM 13.   EXHIBITS,  AND REPORTS ON FORM 8-K...............................
           Exhibit 31.1 Section 302 of the Sarbanes Oxley Act of 2002 - Certification of Chief Executive Officer and Principal Financial Officer
           Exhibit 32.1 Section 906 of the Sarbanes Oxley Act of 2002 - Certification of Chief Executive Officer and Principal
                Financial Officer

                                     PART I



ITEM 1.    DESCRIPTION OF BUSINESS

General

         CCC GlobalCom Corporation, a Nevada corporation, has been an Integrated Communications Provider (ICP) that has provided a range of communication services to both U.S. and international residential and business customers. We were primarily a switch-based company, which means we used a strategic deployment of network switches to provide communication services to our long-distance customers. We also purchased local telephone communication services from Incumbent Local Exchange Carriers (ILECs) on a wholesale basis. In most cases, these other providers from which we purchased services, were transparent to our customers. The use of our own switches reduced our overall service costs. Our core business has been communication services and communications products, which includes long-distance voice and data, local service, long-distance debit cards, and prepaid cellular cards.

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

         During the past twelve months, the Company has discontinued operating as a provider of long-distance voice and data and local service. Financial constraints caused by negative cash flows, decreasing revenues and an inability to pay vendors, creditors and taxes has required the Company to file for Chapter 7 Bankruptcy protection for its Ciera Network Systems, Inc. (Ciera) operating subsidiary (see more detailed information under the section headed "Textron Loan Matters/Ciera Network Systems, Inc.".

         On January 4, 2004, the Company filed for Chapter 11 bankruptcy protection for its subsidiary, EqualNet, Inc. The Company's inability to pay its vendors and creditors and discontinuation of service by its principal vendor required the Company to file for the bankruptcy protection. On February 18, 2004, Textron Financial Corporation, EqualNet Inc's., significant creditor, foreclosed on its asset based collateral including cash, accounts receivable and customer base. On February 25, 2004, the U.S. Bankruptcy Court dismissed
EqualNet Inc's., Chapter 11 bankruptcy petition. The Company is currently evaluating its options including filing a Chapter 7 bankruptcy petition for EqualNet, Inc.

         The Company has discontinued all telecommunications operations including Ciera Network Systems, Inc.'s long-distance voice and data and local services, EqualNet, Inc.'s long-distance debit cards and prepaid cellular cards, and CCC GlobalCom Corporation's long-distance switches. The Company has no intention of reentering any of the telecommunications markets at this time.

         The Company has incurred significant recurring operating losses since inception, has a working capital deficit, has a stockholders' deficit and has discontinued all of its current operations. The auditors' opinion on our consolidated financial statements as of December 31, 2003, calls attention to substantial doubts about our ability to continue as a going concern. This means that they question whether we can continue in business.

         Subsequent to December 31, 2003, the Company raised $140,000 in equity financing through the issuance of 7,000,000 shares of common stock.

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

         EQUALNET COMMUNICATIONS CORP. On April 5, 2001, we acquired certain assets of EqualNet Communications Corp., EqualNet Corporation and USC Telecom, Inc. (collectively referred to as "Equalnet"). The assets purchased included various fixed assets, contracts, receivables and other tangible and intangible assets related to Equalnet's long-distance business, customer service business, and telephone debit, sales and service business. The purchase price of $8,161,511 was paid with available cash and proceeds from a revolving credit facility of $7,500,000 from RFC Capital, a division of Textron Financial. In a related transaction, CCC GlobalCom purchased three switches used in the Equalnet long-distance business for $750,000 from d-Tel Network, L.L.C., a company controlled by the Chairman of the Board of Equalnet. At the time of the acquisition of these assets, Equalnet was subject to the jurisdiction of the United States Bankruptcy Court and the purchase transaction was approved by such court. EqualNet, Inc. was not part of the group of companies collectively known as Equalnet, but was formed separately during 2003 to acquire the assets of Tele-Direct. (See below).

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

         TELE-DIRECT, INC. On May 30, 2003, the Company's subsidiary Equalnet, Inc. acquired certain assets of Tele-Direct, Inc. (Tele-Direct) an affiliate of Telefyne, Inc. (Telefyne) The assets purchased included various fixed assets, inventory, customer contracts, and other intangible assets related to Tele-Direct's business of reselling common carrier telecommunications, including both domestic and international services and cellular services. The purchase price of $600,000 was paid with available cash of $140,000, proceeds from Textron Financial Corporation of $260,000 and a $200,000 note payable to Telefyne.

Divestitures

         CCC GLOBALTEL de COLOMBIA, SA. On March 18, 2003, we entered into an agreement with Teleinversiones Ltda., a limited liability company organized under the laws of Colombia and domiciled in Bogota, Colombia, to sell 100% of our interest in CCC GlobalTel de Colombia. The terms of the agreement call for Teleinversiones to pay CCC GlobalCom $170,000 (less 15% - Colombian income and remittance tax) immediately and additional payments of $10,000 on the first and second anniversary dates of the signed agreement. A gain of approximately $183,000 was recorded as a gain on the disposition of discontinued operations in the financial results for the year ended December 31, 2003. An allowance for $20,000 for the outstanding notes receivable balance was recorded in the fourth quarter 2003 due to uncertainty of collecting the receivable.

Business

         The Company has  discontinued all  telecommunications  operations as of
the   date  of  this   report   and  has  no   intention   of   reentering   the
telecommunications market. The Company has no business operations at this time.

Employees

         The Company had one employee as of the date of this filing.

ITEM 2.    PROPERTIES

         The Company leases approximately 5,000 spuare feet at 1250 Wood Branch Park Drive, Suite 400, Houston, TX 77079. The Company pays $3,331 monthly and the lease expires December 31, 2004.

ITEM 3.    LEGAL PROCEEDINGS

         MCI WorldCom vs. Ciera Network Systems, Inc., Case No. 03-CV-55-P(C), in the Federal District Court for the Northern District of Oklahoma, filed January 15, 2003. MCI has sued Ciera claiming Ciera owes MCI $2,560,000 for long-distance services which were resold by Ciera. The case was recently filed. Ciera has denied that it owes MCI the amounts alleged due to over billing practices and MCI's failure to provide rates and consolidation of three contracts as promised, which would lower the overall cost of the service. Ciera is currently in Chapter 7 bankruptcy.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our shareholders for a vote during the last quarter of the year ended December 31, 2003.

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

                                                           High/Low Bid

Year ended December 31, 2001:
         First quarter                                    $   4.00
         Second quarter                                       4.05
         Third quarter                                        2.00
         Fourth quarter                                       2.01

Year ended December 31, 2002:
         First quarter                               $   3.50/1.22
         Second quarter                                  1.73/0.93
         Third quarter                                   0.42/0.10
         Fourth quarter                                  0.07/0.05

Year ended December 31, 2003:
         First quarter                               $   0.02/0.02
         Second quarter                                  0.02/0.02
         Third quarter                                   0.02/0.02
         Fourth quarter                                  0.02/0.02

Shares Issued in Unregistered Transactions

         During the last four fiscal years, CCC GlobalCom issued shares of its common stock in nonregistered transactions pursuant to the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended. The shares issued in such transactions (all with restrictive legends) were as follows:

                                                                                                                        Number of
    Date                         Title                      Underwriters       Offer Price   Discount/Commission       Securities
    ----                         -----                      ------------       -----------   -------------------       ----------
May 11, 2000       First Private Placement Memorandum      ACAP Financial, Inc.    $1.50            $150,000             1,000,000

June 14, 2000      Second Private Placement Memorandum     ACAP Financial, Inc.    $3.00            $151,968             2,033,624

January 30, 2001   Third Private Placement Memorandum      ACAP Financial, Inc.    $3.25            $252,996               795,293

         All shares issued in the transactions detailed above were eligible to have restrictions removed as of January 31, 2003.

         In addition, during 2001, 2002, and 2003 CCC GlobalCom issued 1,805,147, 2,287,768, and 500,000 shares of common stock respectively, to certain Directors, Officers, vendors, and lenders for services and goods. The issuance of these shares has been accounted for in the consolidated financial statements by recording an expense for the fair value of such shares based on the market price at the date of the transaction.

         The shares issued in such transactions were as follows:

                                                             Number of Shares
2001                                                         ----------------
----
       Stock Issued for:
              Services                                              460,127
              Incomnet Acquisition                                  125,000

       Stock Bonus Awarded to:
              Officers / Directors                                1,200,000
              Employee                                               20,020
                                                                  ---------

       Total Shares Issued - 2001                                 1,805,147
                                                                  =========

2002
----
       Stock Issued for:
              Satisfaction of Stock Payable                         912,768
              Services                                              400,000
              Equipment                                              50,000

       Stock Bonus Awarded to:
              Officers / Directors                                  500,000
              Employee                                              300,000

       Exercise of Warrant                                          125,000
                                                                  ---------

       Total Shares Issued - 2002                                 2,287,768
                                                                  =========

2003
----
       Stock Bonus Awarded to:
              Officers / Directors                                  500,000
                                                                    -------

       Total Shares Issued - 2003                                   500,000
                                                                    =======

         See  Consolidated  Statement  of Changes in  Shareholders'  Deficit and
accompanying   notes  to  consolidated   financial   statements  for  additional
disclosure.

Holders

         As of March 30, 2004, there were 32,774,490 shares of common stock outstanding and approximately 550 stockholders of record of common stock. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." Management believes there are in excess of 500 beneficial stockholders of our common stock.

Dividends

         We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

General

         The following discussion and analysis relates to our financial condition and results of operations for the years ended December 31, 2003 and 2002. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein, as well as the "Cautionary Statement Regarding Forward-Looking Statements" in this Form 10-KSB.

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

         On March 18, 2003, we entered into an agreement with Teleinversiones Ltda., a limited liability company organized under the laws of Colombia and domiciled in Bogota, Colombia, to sell 100% of our interest in CCC GlobalTel de Colombia. The terms of the agreement call for Teleinversiones to pay CCC GlobalCom $170,000 (less 15% - Colombian income and remittance tax) immediately and additional payments of $10,000 on the first and second anniversary dates of the signed agreement. A gain of approximately $183,000 was recorded in the financial results for the year ended December 31, 2003. An allowance for $20,000 for the outstanding notes receivable balance was recorded in the fourth quarter 2003 due to uncertainty of collection of the receivable.

         On May 30, 2003, the Company's subsidiary Equalnet, Inc. acquired certain assets of Tele-Direct, Inc. (Tele-Direct) an affiliate of Telefyne, Inc. The assets purchased included various fixed assets, inventory, customer contracts, and other intangible assets related to Tele-Direct's business of reselling common carrier telecommunications, including both domestic and international services and cellular services. The purchase price of $600,000 was paid with available cash of $140,000, proceeds from Textron Financial Corporation of $260,000 and a $200,000 note payable to Telefyne. In December 2003, management decided to discontinue the operations relating to the assets acquired from Tele-Direct due to the inability to service the debt and to pay carriers. On January 4, 2004 Equalnet, Inc. filed for Chapter 11 bankruptcy. By Mid-January, Equalnet, Inc. had ceased operations. On February 18, 2004 Textron foreclosed on the assets of Equalnet, Inc. due to nonpayment on the note payable.

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

         Under the Loan Agreement the principal amount of the revolving line of credit was not to exceed the lesser of (a) $6,000,000 or (b) the Availability Formula. We borrowed in excess of the full amount available under the Availability Formula. In addition, we were able to refinance $14,000,000 of the line of credit to term notes. The notes have a number of loan covenants, one of which requires the Company to pay all required federal and state taxes in a timely manner. The Company has remained delinquent in the payment of federal and state excise taxes. The Company was in violation of the loan covenants of the Textron notes.

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

         On August 5, 2003, Textron Financial Corporation sent notice in accordance with provisions of Section 9-610 et seq. of the Uniform Commercial Code as in effect in the State of Texas to certain vendors and taxing authorities of its intent to conduct a public foreclosure sale of its Collateral under the Loan Agreement on August 18, 2003. Upon completion of this foreclosure sale, Ciera had no operating assets. Ciera had vendor liabilities, tax liabilities and other liabilities of approximately $22,800,000 at June 30, 2003, exclusive of the $16,098,962 amount owed to Textron. Ciera did not have existing liquidity sufficient to satisfy all amounts owed.

         In lieu of going through the foreclosure proceeding, the Company voluntarily surrendered all of the collateral securing Ciera's and CCC GlobalCom's obligations under the Loan Agreement. In consideration for our voluntarily agreeing to surrender the assets of Ciera to Textron in lieu of the foreclosure, Textron agreed to adjust all claims, disputes and causes for action that had arisen or could have arisen as to the Loan Documents and events prior to the execution of this Mutual Limited Release. Upon execution of the Mutual Limited Release with Textron Financial, the Company's assets were reduced by the amount of approximately $2,611,000, representing the transfer of all of Ciera's assets to Textron in lieu of a foreclosure, and our liabilities were reduced by approximately $15,920,000 representing the amount we owed Textron under the Loan Agreement and unearned revenue. The Company has recorded a net gain of approximately $13,309,000 for the forgiveness of the Textron Financial debt and the foreclosure of certain Ciera Network Systems, Inc.'s assets. Financial results and remaining assets and liabilities related to Ciera Network Systems, Inc. are presented as Discontinued Operations in the Company financial results for the year ended December 31, 2003. Prior year results have been restated for Discontinued Operations for comparative purposes.

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

         The Company, through it's EqualNet, Inc. subsidiary, remained liable for $260,000 payable to Textron related to the acquisition of certain assets of Tele-Direct Inc., which is further described below.

Restructuring

         Since December 31, 2002, we have taken significant restructuring steps to reduce our expenses, eliminate debt and restructure our size applicable to our remaining business. Since December 31, 2002, the Company and its subsidiaries have reduced the number of employees to one as of the date of this filing. We have closed the Chairman's office at 16350 Park Ten Place, Houston, Texas and we have moved to significantly smaller facilities with significantly lower rent expense at 1250 Wood Branch Park Drive, Houston, Texas. However, these restructuring steps do not ensure that we will continue as a going concern.

         On May 30, 2003, the Company's subsidiary, EqualNet, Inc. acquired certain assets of Tele-Direct, Inc. (Tele-Direct) an affiliate of Telefyne, Inc. The assets purchased included various fixed assets, inventory, customer contracts, and other intangible assets related to Tele-Direct's business of reselling common carrier telecommunications, including both domestic and international services and cellular services. The purchase price of $600,000 was paid with available cash of $140,000 and loan proceeds from Textron Financial Corporation of $260,000. The Company was to also pay to Telefyne a percentage of a certain customer's collected revenues for a specific period of time. Subsequent to the acquisition date, the Company and Telefyne, Inc. negotiated a fixed amount of $200,000 in place of a percentage of a certain customer's collected revenues.

         As a result of the Tele-Direct acquisition, the Company entered the debit card and prepaid cellular card business with a distribution channel of over 2,500 convenience stores throughout the U.S. Purchases of telecommunications services were from Telefyne, Inc. including i) network services, ii) switching services, iii) use of software required to make, track, and manage calls, iv) Point of Sale (POS) equipment and software, and v) provision of technical and management personnel to ensure that calls are carried and terminated with quality of no less than industry standards.

         Prior to December  31,  2003,  management  decided to  discontinue  the operations of the Company's operating subsidiary, EqualNet, Inc., because of EqualNet's inability to service its vendor and creditor debt. EqualNet filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District (Houston) on January 4, 2004. On February 18, 2004, Textron Financial
Corporation, EqualNet's significant creditor, foreclosed on its asset based collateral including cash, accounts receivable and customer base. On February 25, 2004, the U.S. Bankruptcy Court dismissed EqualNet's Chapter 11 bankruptcy petition. The Company is currently evaluating its options including filing a Chapter 7 bankruptcy petition for EqualNet, Inc.

         As of December 31, 2003 the Company did not have any continuing operations except for those to maintain the status of the public Company.

Management Changes

         During the year ended December 31, 2003, Doug Morris, Garry Bolinder, and Robert Livingston were elected to serve as Directors of the Company to fill vacant Directors' positions. In addition, during the year ended December 31, 2003, Z. A. Hakim, Ray Klentzman, Dr. Charles Wisdom, Gilbert Gertner, and James Rash resigned their positions as Directors of the Company. In addition, Z.A. Hakim resigned as an officer of the Company. The Company and Mr. Hakim mutually agreed to terminate Mr. Hakim's employment agreement dated February 16, 2001. In March of 2004 Mario Hernandez, the Chief Financial Officer of the Company, resigned to pursue other opportunities.

Other Matters

         During the year ended December 31, 2003, one of our major shareholders returned to us for cancellation 11,939,428 of his shares of our common stock. This shareholder also agreed to give up to an additional 3,000,000 of his shares of our common stock to another significant shareholder as reimbursement of shares given to certain other shareholders who had purchased shares of the
Company's common stock in previous periods. As of December 31, 2003, approximately 2,413,000 shares had been distributed. The distribution of shares was treated as a preferential dividend.

 Going Concern

         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of December 31, 2003. Additionally, we have had recurring negative cash flows from operations. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we cannot assure you that we can raise the money necessary to fund future operations.

Our History of Operating Losses and Deficiencies in Cash Flows

         We have incurred operating losses and deficiencies in operating cash flows in each year since our inception. Our operating losses were $15,831,916, $17,881,001 and $1,816,901 for the years ended December 31, 2002, 2001 and 2000, respectively. We have an operating loss from continuing operations of $500,580 for the year ended December 31, 2003 and a working capital deficit from continuing operations of $159,088 at December 31, 2003.

Results of Operations

         The significant changes in operating results from continuing operations primarily arose from discontinuing all telecommunications operations from our two operating subsidiaries, Ciera Network Systems, Inc. and EqualNet, Inc. and the inherent reduction of overhead operating expenses.

         The following table sets forth for the periods indicated our statements of operations:

       For the years ended December 31,
                                                 2003                     2002
                                                 ----                     ----

Net sales                                             $  0                $  0
Cost of services                                         0                   0
Selling, general and administrative expenses      (500,867)         (1,682,764)




Loss from operations                              (500,867)         (1,682,764)


Other income (expense):
         Interest income                               287               6,179
         Interest expense                                0                (762)
         Other, Net                                      0               6,994



Loss before benefit for income taxes              (500,580)         (1,670,353)
Income taxes                                           ---                 ---


Net loss from continuing operations               (500,580)         (1,670,353)


Discontinued Operations


Loss from discontinued operations, net of
   income taxes                                 (5,711,748)        (18,040,608)


Gain on disposition of discontinued
   operations, net of income taxes              13,074,682                   0


Income (loss) from discontinued operations       7,362,934         (18,040,608)


Net income (loss)                               $6,862,354        $(19,710,961)

2003 Compared to 2002
---------------------

         SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative (SG&A) expenses for the year ended December 31, 2003 were $500,867. SG&A expenses consist of costs to provide parent company support to the operating companies. Costs include management salaries, professional services, rent, telephone, and general office expenses.

         Selling, general and administrative (SG&A) expenses for the year ended December 31, 2002 were $1,682,764. SG&A expenses consist of costs to provide parent company support to the operating companies. Costs include management salaries, professional services, rent, telephone, and general office expenses.

         The decrease in selling general and administrative is due to efforts by management to cut costs, particularly compensation related expenses, rent and costs associated with being a public company.

         OTHER INCOME/(EXPENSES). Other income/(expenses) consists of interest income of $267.

         For 2002, other income of $12,411 consisted of interest income of $6,179, interest expense of ($762) and other income of $6,994.

         The decrease in other income and expenses is due to the general decline in the operations of the Company.

         DISCONTINUED OPERATIONS. Discontinued operations consist of loss from discontinued operations and gain on the disposition of discontinued operations. Operating results of Ciera Network Systems, Inc. and EqualNet, Inc. are being reported as discontinued operations. Ciera ceased conducting business in July 2003 when its major creditor foreclosed on all of Ciera's assets. Ciera filed for chapter 7-bankruptcy protection in August of 2003. Management decided to discontinue the operations of Equalnet, Inc. in December 2003 due to the inability to pay vendors and service debt. Equalnet, Inc. ceased conducting business in January 2004 when its major vendor discontinued providing network services for EqualNet. In February 2004, EqualNet's major creditor foreclosed on all of EqualNet's assets. The loss from discontinued operations for the year ended December 31, 2003 was $5,711,748. The gain on the disposition of discontinued operations for the year ended December 31, 2004 was $13,074, 682. The net gain on the disposition of discontinued operations consists of a net gain on the forgiveness of Textron Financial debt and the foreclosure of certain Ciera assets of $13,309,006, gain on the sale of our interest in GlobalTel of $183,052, and a loss on the disposal of fixed assets of $417,376.

         The Company's operating results for year ended December 31, 2002 have been restated for discontinuing operations because of reasons stated previously (see 2003 Results of Operations). The loss from discontinued operations for the year ended December 31, 2002 was $18,040,608.

         The decrease in loss from discontinued operations is due to the decline in the number of customers of Ciera, the sale of the Ciera customer base in July 2003 along with the efforts of management to cut costs.

Liquidity and Capital Resources

         During the year ended December 31, 2003, we had negative cash flow from operations of approximately $135,000. The amount of cash used is a result of losses from continuing operations and discontinued operations incurred during the period offset by the timing of cash receipts from our customers and the nonpayment of monies owed to our vendors and taxing authorities. We have historically operated with negative cash flows and have funded those losses and deficits through the issuance of debt, the completion of private equity placements, and delaying payments to vendors and taxing authorities.

         During the year ended December 31, 2003, the Company acquired approximately $32,000 in equipment that was not financed through capital lease or financing arrangements. Additional cash outflows included payments of approximately $234,000 towards our capital lease obligations and notes payable and $140,000 cash paid in the Tele-Direct asset purchase.

         Altogether, our net operating, investing and financing activities during the year used approximately $205,000 in cash. Our working capital deficit at December 31, 2003 was approximately $159,000 excluding assets and liabilities of discontinued operations. The working capital deficit inclusive of discontinued operations assets and liabilities was approximately $23,394,000 at December 31, 2003.

         Our current liabilities include a total of approximately $117,000 owed to various vendors. Our current liabilities include approximately $23,712,000 of net liabilities from discontinued operations, Ciera Network Systems, Inc and EqualNet, Inc. Ciera filed for chapter 7 bankruptcy protections on August 28, 2003. We currently do not have sufficient cash or operations to bring our vendors back to current terms.

Liquidity Assessment

         The Company's assets have been reduced by the amount of approximately $2,611,000, representing the transfer of all of Ciera's assets to Textron in lieu of a foreclosure, and our liabilities were reduced by approximately $15,920,000, representing the amount we owed Textron under the Loan Agreement. The Company has no significant income-producing assets at this time.

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

         This Form 10-QSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of CCC GlobalCom. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, CCC GlobalCom's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended", "will", "should", "may", "expects", "expected", "anticipates", and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on CCC GlobalCom's current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, CCC GlobalCom's actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to CCC GlobalCom are expressly qualified in their entirety by the Cautionary Statements. CCC GlobalCom disclaims, however, any intent or obligation to update its forward-looking statements.

         Ability to Continue as a Going Concern. As a result of our financial condition, our independent auditor included an explanatory paragraph in its report on our financial statements for the period ended December 31, 2003, with respect to our ability to continue as a going concern. Our ability to continue in the normal course of business is dependent upon its access to additional capital and the success of future operations. Uncertainties as to these matters raised substantial doubt about our ability to continue as a going concern at the date of such report.

         We Have a History of Operating Losses, and We May Not Be Profitable in the Future. We have incurred significant operating and net losses in the past and have discontinued all telecommunications operations. Management has no intention of reentering the telecommunications market. Currently, the Company has no significant income-producing assets.

         Additional Capital Required. Our business plan provides that we will attempt to complete additional acquisitions or merge with another entity. We believe that we will be required to raise additional capital in order to fund our business plan in the future. There can be no assurance that additional financing would be available to us or, if available, that it could be obtained on acceptable terms. We have previously financed our operations almost exclusively through the private sales of securities, debt and by delaying payments to vendors.

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

Certain Related Party Transactions

         See Item 13 of this Annual Report on Form 10-KSB.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and notes thereto are included elsewhere in this Annual Report on Form 10-KSB as follows:

                                                                         Page
                                                                         ----

Report of Tanner + Co.................................................   F-1
Consolidated Balance Sheet............................................   F-2
Consolidated Statement of Operations..................................   F-3
Consolidated Statement of Changes in Stockholders' Deficit............   F-4
Consolidated Statement of Cash Flows..................................   F-5
Notes to Consolidated Financial Statements............................   F-6

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8(a).   CONTROLS AND PROCEDURES

         The Registrant's Chief Executive Officer, President and Chief Financial Officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Registrant. The Certifying Officer has concluded (based on the evaluation of these controls and procedures as of the end of the period covered by this report) that the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Registrant's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         A. Identification of Directors and Executive Officers. The directors and officers of CCC GlobalCom, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name                         Age      Director Since    Expiration of Term      Position with CCC GlobalCom
----                         ---      --------------    ------------------      ---------------------------
Paul E. Licata.............   54      June 2000           June 2004             Chief Executive
                                                                                Officer/President/Director
Robert W. Livingston.......   57      October 2003        June 2004             Director

Joseph P. Tate.............   59      August 2002         June 2003             Director

Douglas Morris.............   xx      June 2003           June 2004             Director

Garry Bolinder.............   xx      June 2003           June 2004             Director

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

         Robert W. Livingston. Mr. Livingston has been a director since October 2003. He is currently President of Cypress Telecommunications Corporation. Prior to leaving the Company in April 2003, Mr. Livingston served as Executive Vice President of CCC GlobalCom. In addition, Mr. Livingston served as the Chief Executive Officer of Ciera from December 1998. Mr. Livingston formed Ciera in December 1998, which was acquired by CCC GlobalCom in June 2000. Mr. Livingston was a Director of Ciera since its inception in December 1998 until April 2003 when he left the Company. From 1997 to 1998 he was Chief Operating Officer of Wireless Communications Technology, Inc., a cellular telephone operator in Africa. From 1996 to 1997 he was a Vice President of GST Telecommunications, a publicly-traded telecommunications company. From 1987 to 1995 he was CEO of Texas-Ohio Communications, a switchless reseller of long-distance telephone service. Mr. Livingston holds a Bachelor of Business Administration in Accounting and Finance from Sam Houston State University.

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

         Douglas P. Morris. Mr. Morris, is an investor in a privately-held business consulting firm. The firm is engaged in consulting with privately-held and publicly-held companies relating to management, debt financing and equity financing. Mr. Morris is an officer of Celtic Investment, Inc., a publicly held company engaged in the financial services business. From 1984, to 1988, Mr. Morris was self-employed in managing his own investments. Mr. Morris received his Masters Degree in Public Administration at the University of Southern California in 1982, and his Bachelor of Arts Degree in Judicial Administration from Brigham Young University in 1978.

B.  Significant Employees.

         The Company has one employee as of the date of this filing.

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

E.  Board of Director Committees

         The Board of Directors has not appointed any standing committees at this time. There is no separately-designated standing audit committee at this time and the entire Board of Directors acts as the Company's audit committee. The Board of Directors does not have an independent "financial expert" because it does not believe the scope of the Company's activities to date have justified the expenses involved in obtaining such a financial expert. In addition, the Company's Common Stock is not listed on a national exchange and the Company is not subject to the special corporate governance requirements of such exchanges.

F.  Code of Ethics

         The Company has not adopted a code of ethics that applies to its executive officers. The Company does not currently have a plan in place to prepare and adopt a code of ethics since significantly all of the operations of the Company have been discontinued.

ITEM 10.   EXECUTIVE COMPENSATION

Compensation Summary

         The following table sets forth a summary of all compensation during the last three fiscal years for (1) CCC GlobalCom's Chief Executive Officer, and (2) the executive officers of CCC GlobalCom whose aggregate annual salary and bonus exceed $100,000 for the year ended December 31, 2003, 2002 or 2001 (the "named executive officers").

                                                                                                     Securities
Name and Principal                               Annual                 Other       Restricted      Underlying    All Other
Position                 Year Ended Dec. 31,     Salary      Bonus    Annual Comp  Stock Award(s)   Options /SARs     Comp      Note
------------------       -------------------    --------     -----    -----------  --------------   -------------  ---------   -----
Paul E. Licata                   2003           $207,284                                $2,000          50,000                   (1)
Chief Executive                  2002           $208,893                 $7,200        $60,000         500,000                   (2)
Officer and President            2001           $192,000                               $21,000         600,000                   (3)

Mario H. Hernandez               2003           $124,343                                                                         (4)
Controller                       2002            $62,500
----------

(1) Mr. Licata was awarded on October 9, 2002, 50,000 shares of restricted stock pursuant to board resolution to issue 50,000 shares of common stock to each of the current board members (at that date) as additional compensation. The shares were issued in 2003.

(2) Mr. Licata was awarded August 19, 2002, 500,000 shares of restricted common stock pursuant to his Addendum to Employment Contract upon elected Chief Executive Officer of CCC GlobalCom.

(3) Mr. Licata was awarded 600,000 shares of restricted common stock, under terms of an Escrow Agreement that was fulfilled November 30, 2001 when the Company purchased the assets of Incomnet Communications Corp. These shares have been valued at $0.035 per share based upon an independent appraisal report.

(4) Mr. Hernandez resigned from the Company during the first quarter 2004 to pursue other opportunities.

Options/SAR Grants in Last Fiscal Year

         The following table sets forth the stock option grants that have been awarded to executive officers of CCC GlobalCom.

                             Number of Securities
                            Underlying Options/SARs      Percent of Total Options/SARs  Exercise or Base
Name                                Granted                   Granted to Employees       Price ($/Share)    Expiration Date   Notes
----                        -----------------------      -----------------------------  ----------------    ---------------   -----
Mario H. Hernandez                    25,000                           3%                     $1.00             11/18/12       (1)

-----------

(1) Options issued under CCC GlobalCom's 2001 Stock Incentive Plan. See 2001 Stock Incentive Plan disclosure below for more information.

Aggregate Option Exercises and Number/Value of Unexercised Options

         None.

Compensation of Directors

         On October 9, 2002 the board resolved to issue 50,000 shares of common stock to each of the current board members of the Company as additional compensation. The shares were issued during 2003 to the board members named in the resolution.

Employment Agreements

         In February 2001 CCC GlobalCom entered into an employment agreement with Mr. Licata that expires February 16, 2006. The agreement is automatically extended each year for an additional year, unless either party gives written notice 60 days in advance of the anniversary date. The agreement provides the officer/director with an annual base salary of $192,000, business expense reimbursement, certain employee benefits or equivalent compensation, vacation and paid holidays, office space and eligibility for: 1) 500,000 sign-on shares
2) bonuses; 3) other benefit programs which may be offered by CCC GlobalCom to its employees; 4) a lump sum termination payment of 300% of the officer's/director's gross income for the year preceding termination. In the event the officer/director is terminated for other than cause, the officer/director will be entitled to receive all or part of the items noted above; including a bonus, if paid in the year preceding termination for the remaining term of the agreement as if employment had not terminated. The agreement must be assigned to acquiring or successor entities and termination of the officer/director must be approved by a majority of the directors of the Company.

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

2001 Stock Incentive Plan

         On June 22, 2001 the shareholders approved CCC GlobalCom's 2001 Stock Incentive Plan (the "2001 Plan") which provides for the issuance of a maximum
4,000,000 shares of common stock pursuant to the exercise of options granted under the 2001 Plan or pursuant to stock awards granted under the 2001 Plan. The Options granted under the 2001 Plan may be Incentive Stock Options pursuant to
Section 422 of the Internal Revenue Code of 1986 ("ISOs") or Nonqualified Stock Options ("NSOs"). The Board of Directors administers the Plan. The Option price and terms is to be set for each Option by the Committee administering the Plan. NSO options granted under the Plan may have a term not exceeding ten years. ISO options granted under the Plan may have a term not exceeding five years. The Committee may grant options to employees (including officers and directors, or consultants). At December 31, 2003, 68,520 stock options had been issued under the 2001 Plan to employees of the Company at an exercise price of $1.00. All other stock options that had been issued as of December 31, 2003, were issued outside the current stock options plan. No stock options were issued in 2004.

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
                                          Amount and Nature of         Percent
Name and Address of Beneficial Owner     Beneficial Ownership(1)       of Class
------------------------------------    ------------------------       --------
Paul E. Licata(1)
10802 Hunters Forest, Houston TX            2,816,666                     11%

Z. A. Hakim(2)
1114 Dominion Drive, Katy, TX               1,797,613                      7%

-----------

(1) A total of 1,266,666 of these shares are owned by Paul Licata, P.C. and 1,000,000 of these shares are owned by 1999 DC Trust, both of which are affiliates of Mr. Licata. Mr. Licata is the owner of 550,000 shares.

(2) Mr. Hakim is the owner of 1,797,613 shares. A total of 23,000 shares are owned by AMT Trading Inc. and 23,000 shares are owned by CCC Communications LTD. Both entities are affiliates of Mr. Hakim.

         b. The following table details the security ownership of management of CCC GlobalCom as of March 30, 2004, beneficially owned by all directors and each of the named executives and directors and executive officers as a group.

                                           Amount and Nature          Percent
Name and Address of Beneficial Owner    of Beneficial Ownership(1)    of Class
------------------------------------    --------------------------    -------
Paul E. Licata
10802 Hunters Forest, Houston TX              2,766,666                   7%

Robert W. Livingston(2)
3930 Bolivia, Pasadena, TX                    1,361,677                   4%

Douglas Morris
340 East 400 South
Salt Lake City, UT                              776,523                   3%

Garry Bolinder
1250 Wood Branch Park Drive                     660,411                   3%
Houston, TX

Joseph P. Tate
3252 North Lake Drive, Milwaukee WI             750,000                   3%

Directors and Executive Officers              6,065,277                  24%
-----------

(1) See notes to the first table for details of the beneficial ownership of Mr. Hakim and Mr. Licata.

         c. Changes in Control. No changes in control of CCC GlobalCom are currently contemplated.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Employment Agreements-CCC GlobalCom Officers

         In February 2001 CCC GlobalCom entered into employment agreements with two members of executive management, who were also officers, directors and shareholders, that expire February 16, 2006. The agreements automatically extended each year for an additional year unless either party gives written notice 60 days in advance of the anniversary date. The agreements provide the officer/director with an annual base salary, business expense reimbursement, certain employee benefits or equivalent compensation, vacation and paid holidays, office space and eligibility for: 1) sign-on shares; 2) bonuses; 3) other benefit programs which may be offered by CCC GlobalCom to its employees;
4) a lump sum termination payment of 300% of the officer's/director's gross income for the year preceding termination. In the event the officer/director is terminated for other than cause, the officer/director will be entitled to receive all or part of the items noted above; including a bonus, if paid in the year preceding termination, for the remaining term of the agreement as if employment had not terminated. The agreement must be assigned to acquiring or successor entities and termination of the officer/director must be approved by a majority of the directors of CCC GlobalCom.

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

         During 2003, one of the members of Executive management left the Company and entered into an agreement with the Company to terminate the agreement without any further obligation by either party.

         During the years ended December 31, 2003 and 2002, the Company paid consulting fees to a board member totaling approximately $54,000 and $64,000, respectively. The Company also paid office rent for that board member totaling approximately $14,000 and $33,000, respectively for the years ended December 31, 2003 and 2002.

Stock Bonus to Officers

         On August 31, 2001 CCC GlobalCom granted to an officer/director a stock bonus of 600,000 shares, under terms of an Escrow Agreement that was fulfilled November 30, 2001 when CCC GlobalCom purchased the assets of Incomnet. These shares have been valued at a price of $0.035 per share based upon an independent appraisal and related compensation expense of $42,000 has been recorded in our 2001 results.

Consulting Agreement with Shareholder

         In January 2001 CCC GlobalCom entered into a consulting agreement with a company that is a shareholder and an affiliate of a current shareholder and a director. This agreement engaged the consultant to assist CCC GlobalCom with shareholder relations, financial public relations, review of CCC GlobalCom's business plan, introductions to lending institutions and securities brokers, and assisting the Company in evaluating and structuring potential mergers or acquisitions. The term of the agreement expired January 9, 2002 and CCC GlobalCom compensated the consulting firm $90,000 during 2001 for services performed under this agreement. The agreement included a covenant not to compete provision that extended through January 2004 that restricts the consultant from engaging in a business that competes with CCC GlobalCom. The Company issued 400,000 shares of common stock valued at $48,000 which was the fair market value of the common stock during the year ended December 31, 2002 for services performed under this agreement.

Stock Grants for Services Provided by Shareholders

         CCC GlobalCom entered into consulting agreements with a company that is a shareholder and an affiliate of a director and an individual that is a shareholder. The agreements called for consulting to be provided to CCC GlobalCom in exchange for stock. CCC GlobalCom issued 112,768 shares of common stock in 2002 for services performed under these consulting agreements. The Company recorded consulting expense of approximately $366,000 in 2001 related to these agreements.


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

      10.4 Employment Agreement Addendum between CCC GlobalCom Corporation and Paul E. Licata-incorporated herein by reference to Exhibit
               10.4 on Form 10-KSB on April 15, 2003 (SEC File No. 33-3-365-C).

      10.6 Second Amended and Restated Loan and Security Agreement between Ciera Network Systems, Inc., CCC GlobalCom Corporation and RFC Financial Corporation-incorporated herein by reference to Exhibit
               10.6 on Form 10-KSB Filed on April 15, 2003 (SEC File No. 33-30365-C).

      10.12 Settlement agreement between CCC GlobalCom Corporation and Z. Hakim-incorrporated herein by reference to Exhibit 10.12 on Form 10-QSB filed August 22, 2004 (SEC File No. 33-30365-C).

      10.13    Mutual Limited Release between Ciera Network Sytems,  Inc and CCC
               GlobalCom       Corporation      and      Textron       Financial
               Corporation-incorporated herein by reference to Exhibit 10.13 on Form 10-QSB filed on August 22, 2004 (SEC File No. 33-30365-C).

      31.1     Certification  of  Chief  Executive  Officer/Principal  Financial
               Officer

      32.1     Certification  of  Chief  Executive  Officer/Principal  Financial
               Officer

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

                                         CCC GLOBALCOM CORPORATION

Date: April 14, 2004                     By /s/ Paul E. Licata
                                            ------------------
                                            Paul E. Licata, CEO and President
                                            Principal Executive and Principal
                                            Financial Officer

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of CCC GlobalCom and in the capacities and on the dates indicated.

          Signature                    Capacity                        Date
          ---------                    --------                        ----

/s/ Paul E. Licata           Principal Executive Officer/         April 14, 2004
------------------------     Principal Financial
Paul E. Licata               Officer/Director

/s/ Robert Livingston        Director                             April 14, 2004
------------------------
Robert Livingston

/s/ Douglas Morris           Director                             April 14, 2004
------------------------
Douglas Morris

/s/ Garry Bolinder           Director                             April 14, 2004
------------------------
Garry Bolinder

/s/ Joseph P. Tate           Director                             April 14, 2004
------------------------
Joseph P. Tate

CCC GLOBALCOM CORPORATION
Consolidated Financial Statements
December 31, 2003 and 2002

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of CCC GlobalCom Corporation and Subsidiaries


We have audited the consolidated balance sheet of CCC GlobalCom Corporation and Subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCC GlobalCom Corporation and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a deficit in working capital, a stockholders' deficit at December 31, 2003, has incurred substantial losses from operations and has discontinued the operations of its operating subsidiaries. As discussed in Note 2 to the consolidated financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Tanner + Co.
Salt Lake City, Utah
February 27, 2004

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                      Consolidated Balance Sheet

                                                               December 31, 2003
--------------------------------------------------------------------------------


        Assets
        ------

Current assets:
  Cash and cash equivalents                                      $        7,758
  Prepaid expense and other current assets                               24,413
  Assets from discontinued operations                                   476,277
                                                                 ---------------

        Total current assets                                     $      508,448
                                                                 ---------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Accounts payable                                               $      116,989
  Accrued expenses                                                       74,270
  Liabilities from discontinued operations                           23,711,669
                                                                 ---------------

        Total current liabilities                                    23,902,928
                                                                 ---------------

Commitments and contingencies                                                 -

Stockholders' deficit:
  Common stock, $.001 par value, authorized
    100,000,000 shares; issued and outstanding
    25,774,490 shares                                                    25,775
  Additional paid-in capital                                         10,786,763
  Accumulated deficit                                               (34,207,018)
                                                                 ---------------

        Total stockholders' deficit                                 (23,394,480)
                                                                 ---------------

                                                                 $      508,448
                                                                 ---------------

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-1

                                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                            Consolidated Statement of Operations

                                                                        Years Ended December 31,
------------------------------------------------------------------------------------------------


                                                                  2003              2002
                                                            ------------------------------------
Revenues                                                    $               -   $             -

General and administrative expenses                                   500,867         1,682,764
                                                            ------------------------------------

        Loss from operations                                         (500,867)       (1,682,764)
                                                            ------------------------------------

Other income (expense):
  Interest income                                                         287             6,179
  Interest expense                                                          -              (762)
  Other, net                                                                -             6,994
                                                            ------------------------------------

                                                                          287            12,411
                                                            ------------------------------------

        Loss from continuing operations
        before provision for income taxes                            (500,580)       (1,670,353)

Income taxes                                                                -                 -
                                                            ------------------------------------

Net loss from continuing operations                                  (500,580)       (1,670,353)
                                                            ------------------------------------

Discontinued operations:

        Loss from discontinued operations,
        net of income taxes                                        (5,711,748)      (18,040,608)

        Gain on disposition of discontinued
        operations, net of income taxes                            13,074,682                 -
                                                            ------------------------------------

Income (loss) from discontinued operations                          7,362,934       (18,040,608)
                                                            ------------------------------------

Net income (loss)                                                   6,862,354       (19,710,961)

Preferential dividend                                                 (50,669)                -
                                                            ------------------------------------

Net income (loss) applicable to common shareholders         $       6,811,685   $   (19,710,961)
                                                            ------------------------------------

Net loss per share from continuing operations               $           (0.02)  $         (0.54)

Net income (loss) per share from discontinued operations    $            0.25   $             -
                                                            ------------------------------------

Net income (loss) per share - basic and diluted             $            0.23   $         (0.54)
                                                            ------------------------------------

Weighted average shares - basic and diluted                        29,554,000        36,207,000
                                                            ------------------------------------

------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                 F-2

                                                                                          CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                                          Consolidated Statement of Changes in Stockholders' Deficit

                                                                                              Years Ended December 31, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------------------



                                                    Common Stock               Additional
                                            ------------------------------      Paid in          Accumulated       Stockholders'
                                                 Shares         Amount           Capital            Deficit            Deficit
                                            ----------------------------------------------------------------------------------------
Balance, January 1, 2002                        34,926,150       $ 34,926         $ 8,234,947      $ (21,307,742)     $ (13,037,869)

Stock issued for:
     Satisfaction of payable                       912,768            913             393,584                  -            394,497
     Services                                      400,000            400              47,600                  -             48,000
     Equipment                                      50,000             50             162,450                  -            162,500
Stock bonus awarded to:
     Officers/directors                            500,000            500              59,500                  -             60,000
     Employee                                      300,000            300             311,700                  -            312,000
Exercise of warrant                                125,000            125             499,875                  -            500,000
Warrants issued related to debt                          -              -             975,000                  -            975,000
Net loss                                                 -              -                   -        (19,710,961)       (19,710,961)
                                            ----------------------------------------------------------------------------------------

Balance, December 31, 2002                      37,213,918         37,214          10,684,656        (41,018,703)       (30,296,833)

Stock issued for services                          500,000            500              39,499                  -             39,999
Shares returned by shareholder                 (11,939,428)       (11,939)             11,939                  -                  -
Preferential dividend                                    -              -              50,669            (50,669)                 -
Net income                                               -              -                   -          6,862,354          6,862,354
                                            ----------------------------------------------------------------------------------------

Balance, December 31, 2003                      25,774,490       $ 25,775        $ 10,786,763      $ (34,207,018)     $ (23,394,480)
                                            ----------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-3

                                                       CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                                             Consolidated Statement of Cash Flows

                                                                          Years Ended December 31,
-------------------------------------------------------------------------------------------------


                                                                   2003               2002
                                                            -------------------------------------
Cash flows from operating activities:
  Net income (loss)                                         $       6,862,354   $    (19,710,961)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                 1,703,923          3,726,980
      Bad debt expense                                                466,903                  -
      Impairment loss                                                 257,878                  -
      Stock issued for compensation                                         -            372,000
      Stock issued for services                                        39,999             48,000
      Loss on sale/abandonment of fixed assets                        507,088          2,312,266
      Amortization of warrant costs                                   103,600            198,000
      Gain from disposal of subsidiary                               (183,052)                 -
      Gain from disposal of debt                                  (13,309,006)                 -
      (Increase) decrease in:
        Restricted cash                                               107,543             21,193
        Accounts receivable                                         1,269,322          2,263,465
        Inventory                                                      14,465                  -
        Prepaid expenses                                               94,489            491,716
        Other assets                                                  194,089            108,693
      Increase (decrease) in:
        Cash overdraft                                                 45,916                  -
        Accounts payable                                            1,644,183          8,547,429
        Accrued compensation and other                               (376,272)          (186,012)
        Excise taxes payable                                          884,810          1,214,958
        Accrued expenses                                             (784,513)         1,577,223
        Deferred revenue                                              321,749           (103,039)
                                                            -------------------------------------

            Net cash (used in) provided by
            operating activities                                     (134,532)           881,911
                                                            -------------------------------------

Cash flows from investing activities:
  Proceeds from sale of subsidiary                                    170,000                  -
  Purchase of property and equipment                                  (32,086)          (125,808)
  Net cash paid in acquisition                                       (140,000)                 -
                                                            -------------------------------------

            Net cash used in investing activities                      (2,086)          (125,808)
                                                            -------------------------------------

Cash flows from financing activities:
  Payments on long-term debt                                         (234,032)          (217,852)
  Net decrease on line of credit                                      165,678           (972,577)
                                                            -------------------------------------

            Net cash used in financing activities                     (68,354)        (1,190,429)
                                                            -------------------------------------

            Net change in cash                                       (204,972)          (434,326)

Cash and cash equivalents at beginning of year                        212,730            647,056
                                                            -------------------------------------

Cash and cash equivalents at end of year                    $           7,758   $        212,730
                                                            -------------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                                  $         247,697   $      1,285,444
                                                            -------------------------------------

  Income taxes                                              $               -   $              -
                                                            -------------------------------------


-------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                  F-4

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2003 and 2002
--------------------------------------------------------------------------------

1.   Organization       Organization
     and                CCC GlobalCom  Corporation,  a Nevada  corporation ("CCC
     Significant        GlobalCom" or the  "Company"),  conducted  operations in
     Accounting         the telecommunications industry through its wholly-owned
     Policies           subsidiaries,  Ciera Network  Systems,  Inc.  ("Ciera"),
                        Equalnet,  Inc.  ("Equalnet")  and  Equalnet,  LLC.  The
                        subsidiaries  provided local,  long-distance and prepaid
                        communications services in the United States. During the
                        current  year,   management   discontinued  all  of  the
                        telecommunications  industry  operations.  On August 28,
                        2003 Ciera filed for Chapter 7 bankruptcy. On January 4,
                        2004  Equalnet  filed for  Chapter  11  bankruptcy.  The
                        Company   is   currently    exploring   other   business
                        opportunities.

                        Principles of Consolidation
                        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ciera Network Systems, Inc, Equalnet, Inc. and Equalnet LLC. All significant intercompany balances and transactions have been eliminated in consolidation. In as much as the Company discontinued all operations relating to the telecommunications industry the financial statements reflect those operations as discontinued operations. Expenses not included in discontinued operations are general and administrative costs.

                        Cash and Cash Equivalents
                        The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

                        Revenue Recognition
                        Revenues are derived primarily from sales of local and long-distance telephone services to residential and commercial customers, prepaid calling cards, and prepaid cellular cards. Revenues for sales of local and long-distance telephone services to residential and commercial customers and prepaid calling cards are recognized as services are provided to customers that have entered into binding agreements with a price that is fixed and determinable and when collection is reasonably assured. Deferred revenues arise primarily from pre-billing for local telephone services. These amounts are recognized over the period for which the services are provided.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Revenue Recognition - Continued
     and                Revenues for prepaid  cellular  cards are  recognized at
     Significant        the time of the sale of the card  since the  Company  is
     Accounting         acting as a pass-through  agent for the  cellularcarrier
     Policies           and has no further obligation after the sale is made. At
     Continued          the time of the sale of the prepaid  cellular  card, the
                        Company has provided its service, a binding agreement has been entered into, a price is fixed and determinable and collection is reasonably assured.

                        Stock Based Compensation
                        The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                             Years Ended December 31,
                                         ----------------------------------
                                               2003            2002
                                         ----------------------------------

 Net income (loss) - as reported          $     6,811,685 $   (19,710,961)
 Less:  Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects.                  -        (328,000)
                                         ----------------------------------

 Net income (loss) - pro forma            $     6,811,685 $   (20,038,961)
                                         ----------------------------------

 Income (loss) per share - as reported    $           .23 $          (.54)
                                         ----------------------------------

 Income (loss) per share - pro forma      $           .23 $          (.55)
                                         ----------------------------------

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       The fair value of each option  grant is estimated in the
     and                date of grant  using the  Black-Scholes  option  pricing
     Significant        model with the following assumptions:
     Accounting
     Policies
     Continued                                     December 31,
                                         ----------------------------------
                                               2003            2002
                                         ----------------------------------

 Expected dividend yield                                -                -
 Expected price volatility                           143%             143%
 Risk-free interest rate                             3.07             4.25
 Expected life of options                         5 years          5 years

                        The weighted average fair value of options granted during is $0.05 per share. There were no options issued during 2003.

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

                        Loss Per Common Share
                        The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 78,000 shares and 1,702,000 shares of common stock at a range of $1.00 to $3.75 per share were outstanding at December 31, 2003 and 2002 respectively. There were no common stock equivalents as of December 31, 2003 and 2002.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Impairment of Long-Lived Assets
     and                The Company reviews its long-lived assets for impairment
     Significant        whenever  events or  changes in  circumstances  indicate
     Accounting         that  the  carrying  amount  of the  assets  may  not be
     Policies           recoverable  through  undiscounted future cash flows. If
     Continued          it is determined  that an  impairment  loss has occurred
                        based on expected cash flows, such loss is recognized in the statement of operations.

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

                        Reclassifications
                        Some balances in the 2002 financial statements have been
                        reclassified    to   conform   to   the   current   year
                        presentation.

2.   Going              The accompanying  consolidated financial statements have
     Concern            been  prepared  assuming the Company will  continue as a
                        going  concern.   However,   the  Company  has  incurred
                        significant  recurring net losses, has a working capital
                        deficit,   has   a   stockholders'   deficit   and   has
                        discontinued  all  of  its  current  operations.   These
                        conditions raise substantial doubt about the Company's ability to continue as a going concern.

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Going              Management's  plans  with  respect  to this  uncertainty
     Concern            include,   among  other  matters,  (1)  raising  capital
     Continued          through  issuance of equity,  (2)  finding an  operating
                        company to merge with that can generate cash flows from operations.

                        There can be no assurance that management's plans will be successful. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.   Acquisition        On May 30, 2003, the Company  acquired certain assets of
                        Tele-Direct,   Inc.   (Tele-Direct)   an   affiliate  of
                        Telefyne,  Inc. The assets  purchased  included  various
                        fixed assets,  inventory,  customer contracts, and other
                        intangible  assets related to Tele-Direct's  business of
                        reselling common carrier  telecommunications,  including
                        both  domestic and  international  services and cellular
                        services.  The purchase  price of $600,000 was paid with
                        available  cash  of  $140,000,   proceeds  from  Textron
                        Financial Corporation of $260,000 and a $200,000 note payable to Tele-Direct.

                        The acquisition was accounted for using the purchase method of accounting. No amount of the purchase price was allocated to goodwill. Approximately $575,000 was allocated to the customer base. The consolidated financial statements reflect the operations of the acquired assets from the date of the acquistion.

                        A breakdown of the acquisition is as follows:

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
                                                               -----------------

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4.   Discontinued       In July 2003,  one of the creditors of Ciera  foreclosed
     Operations         on all of the  assets  of Ciera,  causing  the local and
                        long-distance  service  operations  of  the  Company  to
                        cease.   At  that   time,   management   determined   to
                        discontinue  the  operations  of Ciera and on August 28,
                        2003, Ciera filed Chapter 7 Bankruptcy. In December 2003
                        management  discontinued  the operations of Equalnet due
                        to the  inability  of the  Company to service  its debt.
                        Equalnet  filed for Chapter 11  bankruptcy on January 4,
                        2004. In addition,  Telefyne,  Inc.  foreclosed February
                        18,  2004 on the assets  sold to the  Company on May 30,
                        2003  due  to   nonpayment   of  the  note   payable  to
                        Tele-Direct.  The operations of Equalnet,  Inc. from May
                        30,   2003  to  December   31,  2003  are   included  in
                        discontinued operations. Management has discontinued all operations related to telecommunications.

                        Assets from discontinued operations consist of the following as of December 31, 2003:

                                                                       Non
                                                                   Bankruptcy
                                                     Bankruptcy       Post
                                          Total      Prepetition    Petition
                                       -----------------------------------------

 Restricted cash                       $    132,852 $     132,852 $           -
 Accounts receivable, net                   129,750             -       129,750
 Prepaid expenses                            28,675        28,675             -
 Property and equipment, net                 35,700             -        35,700
 Intangible assets, net                     149,300             -       149,300
                                       -----------------------------------------

 Assets from discontinued operations   $    476,277 $     161,527 $     314,750
                                       -----------------------------------------


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4.   Discontinued       Liabilities from discontinued  operations consist of the
     Operations         following as of December 31, 2003:
     Continued
                                                                      Non
                                                                   Bankruptcy
                                                    Bankruptcy        Post
                                       Total        Prepetition     Petition
                                   ---------------------------------------------

 Cash overdraft                    $       45,916  $       45,916 $           -
 Accounts payable                      15,957,744      15,722,779       234,965
 Accrued compensation                      19,412          19,412             -
 Excise taxes payable                   3,342,506       3,342,506             -
 Other accrued expenses                 1,702,090       1,701,801           289
 Deferred income                          368,419               -       368,419
 Notes payable                          2,275,582       1,966,164       309,418
                                   ---------------------------------------------

 Liabilities from discontinued
   operations                      $   23,711,669  $   22,798,578 $     913,091
                                   ---------------------------------------------

                        Condensed   discontinued   operations   consist  of  the
                        following for the years ended December 31:

                                              2003              2002
                                         ------------------------------------

 Revenue                                 $      12,169,241   $     26,722,393
 Costs and expenses                            (17,880,989)       (44,763,001)
                                         ------------------------------------

      Loss before income taxes                  (5,711,748)       (18,040,608)

      Income taxes - deferred                            -                  -
                                         ------------------------------------

      Net loss                           $      (5,711,748)  $    (18,040,608)
                                         ------------------------------------

5.   Stock-Based        As of December 31, 2003 and 2002, the Company had 78,000
     Compensation       and  1,702,000  options  outstanding,  respectively,  to
                        purchase  shares  of the  Company's  common  stock.  The
                        options are exercisable at amounts in the range of $1.00
                        to $3.75  and are fully  vested by the end of 2003.  The
                        options  expire   beginning  at  various  dates  through
                        November 2012.


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Stock-Based        Changes in stock options were as follows:
     Compensation
     Continued                                 Shares           Exercise
                                             Underlying          Price
                                               Options           Range
                                          ------------------------------------

 Outstanding at January 1, 2002                     915,000  $    3.50 - 5.00
 Granted                                            842,000              1.00
 Expired or canceled                                (55,000)             5.00
                                          ------------------------------------

 Outstanding at December 31, 2002                 1,702,000  $    1.00 - 3.75
 Expired or canceled                             (1,624,000) $    1.00 - 3.75
                                          ------------------------------------

 Outstanding at December 31, 2003                    78,000  $           1.00
                                          ------------------------------------
 Exercisable at December 31, 2003                    78,000  $           1.00
                                          ------------------------------------

                        The following table summarizes information about stock options outstanding at December 31, 2003:

                       Options and Warrants           Options and Warrants
                           Outstanding                     Exercisable
              ----------------------------------------------------------------
                              Weighted
                               Average
                  Number      Remaining   Weighted     Number      Weighted
   Range of    Outstanding   Contractual   Average   Exercisable   Average
   Exercise         At          Life      Exercise       At        Exercise
    Prices       12/31/03      (Years)      Price     12/31/03      Price
 -----------------------------------------------------------------------------

 $        1.00        78,000         8.88 $     1.00       78,000 $       1.00
 ------------------------------------------------------------------------------

                        The Company has a Stock Option Plan (the Option Plan) which reserves 4,000,000 shares of the Company's authorized but unissued common stock for the granting of stock options.

                        The Option Plan provides for the grant of incentive stock options and non-statutory stock options to employees, non-employee directors of the Company and consultants. The Option Plan is administered by the Board of Directors or a Compensation Committee, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option. At December 31, 2003, 842,000 stock options had been issued under the stock option plan. All other stock options that had been issued as of December 31, 2003 were issued outside of the current stock option plan.


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Commitments        Operating Leases
     and                The  Company  has   noncancellable   operating   leases,
     Contingencies      primarily  for its various  office space and  equipment.
                        Rental expense for these operating leases for the years ended December 31, 2003 and 2002 was approximately
                        $768,000 and $1,034,000.

                        Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are approximately:


                        Years Ending December 31,
                        -------------------------

                             2004                          $        594,000
                             2005                                   210,000
                             2006                                   177,000
                             2007                                     7,000
                             Thereafter                                   -
                                                          ------------------

                                                           $        988,000
                                                          ------------------

                        Taxes
                        There is a possibility that the Company could be contingently liable for tax liabilities of its subsidiaries that are currently in Chapter 7 and Chapter 11 bankruptcy. Management cannot estimate the liklihood of future liabilities to the Company arising from the tax liabilities of its bankrupt subsidiaries.

7.   Litigation         The Company is involved in litigation which arise during
                        the ordinary course of business. Management believes that the defenses have merit and is vigorously defending its positions. It is not possible to determine the outcome of this litigation. These financial statements do not reflect any amount should the litigation be resolved against the Company.


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Related Party      Consulting Services Provided by a Board Member
     Transactions       During the years ended  December 31, 2003 and 2002,  the
                        Company paid consulting fees to a board member totaling approximately $54,000 and $64,000, respectively. The
                        Company also paid office rent for that board member totaling approximately $14,000 and $33,000 respectively for the years ended December 31, 2003 and 2002.


9.   Supplemental       During the year ended December 31, 2003, the Company:
     Disclosure of
     Cash Flow               o     Had 11,939,428 shares of the Company's common
     Information                   stock returned by a major shareholder causing
                                   an increase in additional paid-in-capital and a decrease in common stock of $11,939.

                             o Recorded a preferential dividend of $50,669 caused by a major shareholder giving shares of stock to certain other shareholders. The shares were valued at the fair market price on the date of the agreement.

                             o Sold it's interest in GlobalTel in exchange for cash of $170,000 and a note receivable of $20,000 included on the Company's balance sheet under the caption other assets.

                             o The Company gave up assets from discontinued operations totaling $2,611,189 in satisfaction of liabilities from discontinued operations totaling $15,920,195. A gain on disposition of discontinued operations of $13,309,006 was recognized.

                             o Acquired certain assets of Tele-Direct as follows:


                        Customer base                           $       574,835
                        Furniture and equipment                          10,700
                        Inventory                                        14,465
                        Note payable                                   (200,000)
                        Advance from line of credit                    (260,000)
                                                                ----------------

                        Net cash paid in acquisition             $      140,000
                                                                ----------------

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Supplemental       During the year ended December 31, 2002, the Company:
     Disclosure of
     Cash Flow               o     Refinanced  $14,000,000 of the line of credit
     Information                   to term notes.
     Continued
                             o     Sold a portion  of a customer  base  totaling
                                   $100,000 in exchange for satisfaction of a payable.

                             o Acquired equipment with common stock valued at $162,500.

                             o Satisfied accrued expenses of $394,497 by issuing the common stock.

                             o     Reduced   the  line  of  credit  by  $500,000
                                   through   the   exercise   of  common   stock
                                   warrants.

                             o Decreased long-term debt by $777,000 as a result of the issuance of a warrant.

                             o Acquired property and equipment of $442,440 through a capital lease.

10.  Income             The  provision for income taxes differs from the amounts
     Taxes              which  would  be  provided  by  applying  the  statutory
                        federal income tax rate to net loss before provision for income taxes for the following reasons:

                                                    Years Ended
                                                  December 31,
                                       ------------------------------------
                                              2003             2002
                                       ------------------------------------

 Federal income tax (provision)
   benefit at statutory rate            $      (2,560,000)       8,255,000
 Change in valuation allowance                  2,428,000       (8,255,000)
 Permanent difference in
   discontinued operations                        132,000                -
                                       ------------------------------------

                                        $               - $              -
                                       ------------------------------------

--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Income              Deferred  tax assets (liabilities) at December 31, 2003
     Taxes               are comprised of the following:
     Continued

          Net operating loss carry forward                $        13,529,000
          Depreciation and amortization                               149,000
          Deferred revenue                                            137,000
          Non-deductible accrued expense                                8,000
                                                        ----------------------

                                                                   13,823,000
          Valuation allowance                                    (13,823,000)
                                                        ----------------------

                                                          $                 -
                                                        ----------------------

                        A valuation allowance has been recorded for the full amount of the deferred tax asset due to the uncertaintly surrounding its ultimate realization caused by recurring losses.

                        At December 31, 2003, the Company has approximately $36,269,000 of net operating loss carry forwards to offset future taxable income. These carry forwards begin expiring in 2020.

11.  Fair Value         The  Company's  financial  instruments  consist of cash,
     of Financial       receivables,  payables,  and notes payable. The carrying
     Instruments        amount of cash,  receivables,  and payables approximates
                        fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

12.  Recent             In November  2002, the EITF reached a consensus on Issue
     Accounting         No.   00-21,    Revenue   Arrangements   with   Multiple
     Pronounce-         Deliverables.  EITF Issue No. 00-21 provides guidance on
     ments              how to account for certain arrangements that involve the
                        delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF
                        Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or the financial condition of the Company.


--------------------------------------------------------------------------------

                                      CCC GLOBALCOM CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Recent             In December 2003, the FASB issued  Interpretation No. 46
     Accounting         ("FIN 46R") (revised  December 2003),  Consolidation  of
     Pronounce-         Variable   Interest   Entities,   an  Interpretation  of
     ments              Accounting  Research  Bulletin No. 51 ("ARB 51"),  which
     Continued          addresses  how  abusiness   enterprise  should  evaluate
                        whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB
                        Interpretation  No.  46 (FIN 46),  which  was  issued in
                        January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January
                        31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

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

13.  Subsequent         On January 4, 2004 Equalnet filed for  protection  under
     Events             Chapter 11 of the U.S. Bankruptcy Code.

                        On February 18, 2004 Telefyne, Inc. foreclosed and took possession of the assets previously sold to the Company on May 30, 2003 (see Note 3) due to nonpayment by the Company on the note payable to Tele-Direct.

                        On February 25, 2004 Equalnet's Chapter 11 bankruptcy was dismissed.

                        Subsequent to December 31, 2003, the Company has raised $140,000 in equity financing through the issuance of 7,000,000 shares of common stock.


--------------------------------------------------------------------------------
                                                                            F-18